Form 10-Q
period 1996-06-29
DAMARK INTERNATIONAL INC
filed 1996-07-24
CIK 883324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                     For the quarterly period ended June 29, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission File Number: 0-19902


                           DAMARK INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


               Minnesota                                     41-1551116
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)



                           7101 Winnetka Avenue North
                          Minneapolis, Minnesota 55428
                    (Address of principal executive offices)
                                   (Zip code)

                                 (612) 531-0066
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   Yes     __X__             No    _____



On July 19, 1996, there were 8,460,895 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.


                           DAMARK INTERNATIONAL, INC.


                                      INDEX


PART  I.  FINANCIAL INFORMATION
                                                                            PAGE

         Item 1:  Financial Statements.

                  Statements of Operations
                  For the Quarter and First Half ended June 29, 1996
                  and July 1, 1995                                             1

                  Balance Sheets
                  As of June 29, 1996 and December 31, 1995                    2

                  Statements of Cash Flows
                  For the First Half ended June 29, 1996 and July 1, 1995      3

                  Notes to Financial Statements                                4

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                6

PART II.    OTHER INFORMATION


         Item 6:  Exhibits and Reports on Form 8-K                            10





                           DAMARK INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)


                                                                       Quarter Ended                     First Half Ended
                                                               ------------- -- -------------     ------------- -- -------------
                                                                 June 29,         July 1,           June 29,         July 1,
                                                                   1996             1995              1996             1995
                                                               -------------    -------------     -------------    -------------

Net revenues..............................................     $   124,133      $   111,702       $   241,030      $   239,964
Cost of products and services.............................          89,203           84,377           174,655          181,784
                                                               -------------    -------------     -------------    -------------

   Gross profit...........................................          34,930           27,325            66,375           58,180
Selling and administrative expenses.......................          32,695           31,182            64,414           63,623
                                                               -------------    -------------     -------------    -------------

   Operating income (loss)................................           2,235           (3,857)            1,961           (5,443)
Interest income (expense), net............................              89             (162)               74             (332)
Other income (expense), net ..............................               8              (63)               13              (99)
                                                               -------------    -------------     -------------    -------------

   Income (loss) before income taxes......................           2,332           (4,082)            2,048           (5,874)
Income tax (provision) benefit ...........................            (816)           1,367              (717)           1,996
                                                               -------------    -------------     -------------    -------------

   Net income (loss)......................................     $     1,516      $    (2,715)      $     1,331      $    (3,878)
                                                               =============    =============     =============    =============


Income (Loss) Per Common Share and Common Share
   Equivalents - Primary and Fully Diluted:

   Net income (loss)......................................     $       .17      $      (.30)      $       .15      $      (.42)
   Weighted average common shares and common share
    equivalents outstanding...............................           8,930            9,027             8,815            9,216
                                                               =============    =============     =============    =============


                 See accompanying notes to financial statements.



                           DAMARK INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      (in thousands except per share data)
                                   (unaudited)

                                                          ASSETS

                                                                                              June 29,      December 31,
                                                                                               1996             1995
                                                                                           -------------    -------------
Current Assets:
   Cash and cash equivalents..........................................................     $     6,222      $     8,670
   Trade accounts receivable, net.....................................................          22,516           25,465
   Due from vendors and other, net....................................................           3,885            5,177
   Merchandise inventories............................................................          56,375           53,544
   Deferred catalog costs.............................................................           6,913            6,167
   Other..............................................................................           1,034              567
                                                                                           -------------    -------------
     Total current assets.............................................................          96,945           99,590

Property and Equipment, net...........................................................          33,142           33,335
Intangible and Other Assets...........................................................           9,044            8,803
                                                                                           -------------    -------------
                                                                                           $   139,131      $   141,728
                                                                                           =============    =============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable...................................................................     $    46,260      $    49,547
   Accrued liabilities................................................................          11,868            9,956
   Deferred membership revenue, net...................................................          14,911           13,588
   Deferred income taxes..............................................................           2,038            2,038
   Current maturities of long-term debt...............................................              --              250
                                                                                           -------------    -------------
     Total current liabilities........................................................          75,077           75,379

Deferred Income Taxes.................................................................           1,413            1,413
                                                                                           -------------    -------------

Shareholders' Equity:
   Class A Common Stock, $.01 par, 20 million shares authorized; 8,460,895 and
     8,899,895 shares issued and outstanding at
     June 29, 1996 and December 31, 1995, respectively................................              85               90
   Class B Common Stock, $.01 par, 2 million shares authorized;
     none issued and outstanding......................................................              --               --
   Paid-in capital....................................................................          80,467           84,088
   Accumulated deficit................................................................         (17,911)         (19,242)
                                                                                           -------------    -------------
     Total shareholders' equity.......................................................          62,641           64,936
                                                                                           -------------    -------------
                                                                                           $   139,131      $   141,728
                                                                                           =============    =============



                 See accompanying notes to financial statements.


                           DAMARK INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                                                  First Half Ended
                                                                                         ------------- -------- -------------
                                                                                           June 29,               July 1,
                                                                                             1996                   1995
                                                                                         -------------          -------------
OPERATING ACTIVITIES:
       Net income (loss)............................................................     $     1,331            $    (3,878)
       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Depreciation and amortization............................................           3,467                  2,312
           Loss on disposal of property and equipment...............................              --                     80
           Deferred income tax benefit..............................................              --                 (2,058)
           Changes in operating assets and liabilities -
              Receivables...........................................................           4,241                 12,008
              Merchandise inventories...............................................          (2,831)                 9,980
              Deferred catalog costs and other current assets.......................          (1,213)                   551
              Accounts payable and accrued liabilities..............................          (1,375)               (18,867)
              Deferred membership revenue...........................................           1,323                    169
                                                                                         -------------          -------------

              Net cash provided by operating activities.............................           4,943                    297
                                                                                         -------------          -------------

INVESTING ACTIVITIES:

       Property and equipment additions, net........................................          (2,844)                (3,692)
       Other, net...................................................................            (671)                    15
                                                                                         -------------          -------------

              Net cash used in investing activities.................................          (3,515)                (3,677)
                                                                                         -------------          -------------

FINANCING ACTIVITIES:
       Borrowings on revolving credit facility, net.................................              --                  1,000
       Payments on long term debt...................................................            (250)                    --
       Repurchase and retirement of common stock....................................          (3,757)                (4,822)
       Net proceeds from employee exercise of stock options.........................             131                     --
                                                                                         -------------          -------------

              Net cash used in financing activities.................................          (3,876)                (3,822)
                                                                                         -------------          -------------

              Decrease in cash and cash equivalents.................................          (2,448)                (7,202)

       Cash and cash equivalents, beginning of period...............................           8,670                  7,205
                                                                                         -------------          -------------

       Cash and cash equivalents, end of period.....................................     $     6,222            $         3
                                                                                         =============          =============


SUPPLEMENTAL CASH FLOW  INFORMATION:
       Interest paid during the period..............................................     $        50            $       298
       Income taxes paid during the period..........................................             875                    347
                                                                                         =============          =============


                 See accompanying notes to financial statements.


                           DAMARK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

       The financial statements included herein have been prepared by Damark International, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Form 10-K.

       Due to the seasonality of the Company's business, net revenues and operating results for the quarter or first half ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

       The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen week period. As a result, the first half of 1996 and 1995 included 181 and 182 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.


(2)    EARNING PER COMMON SHARE

       Primary and fully diluted earnings per common share are based on the weighted average number of common share and common share equivalents outstanding during each period. Common share equivalents include, among others, the dilutive effects of options which are assumed to be exercised or converted into common shares as of the beginning of the applicable periods. Stock options were not included in the weighted average share calculation in the quarter and the first half ended July 1, 1995 as their inclusion would be antidilutive.


(3)    FINANCING ARRANGEMENTS

       In March 1996, the Company arranged a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. The Company had letters of credit outstanding of $5.8 million at June 29, 1996; no borrowings were outstanding under the revolving line of credit.

       The agreement with respect to the credit facility includes covenants which, among other matters, require the Company to satisfy certain financial tests and ratios and place certain limitations on the incurrence of additional indebtedness and the level of capital expenditures. The Company was in compliance with all covenants of its credit facility at June 29, 1996.


(4)    COMMITMENTS AND CONTINGENCIES

       During first half 1996, incentive stock options, non-statutory stock options and non-qualified stock option transactions were as follows:



                                                              1991 Stock           Management and
                                                                Option         Directors Nonqualified    Options Exercise
                                                                 Plan               Stock Options        Price Per Share
                                                           ------------------     ------------------    ------------------
       Options outstanding, January 1, 1996.........               567,669                 457,421      $    1.31 - 21.25
         Options granted............................                64,500                      --           6.63 - 11.38
         Options canceled...........................               (23,000)                     --           5.88 - 14.50
         Options exercised..........................                (9,000)                (60,000)          1.31 -  7.75
                                                           ------------------     ------------------    ------------------
       Options outstanding, June 29, 1996...........               600,169                 397,421      $    1.31 - 21.25
                                                           ==================     ==================    ==================

       Options exercisable, June 29, 1996...........               253,105                 377,421
                                                           ==================     ==================


(5)    COMMON STOCK

       During first half 1996, the Company repurchased 508,000 shares of its Class A common stock, in open market transactions, at an aggregate cost of approximately $3.8 million.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The selected financial data presented below under the caption "Statements of Operations Data" for each of the periods presented are derived from the Company's financial statements and express the specific item noted as a percentage of net revenues.

                                                                Second Quarter                     First Half
                                                       --------------------------------- ----------------------------------
                                                            1996             1995             1996              1995
                                                       ---------------- ---------------- ---------------- -----------------
  STATEMENTS OF OPERATIONS DATA
     Net revenues...................................        100.0%           100.0%           100.0%           100.0%
     Gross profit...................................         28.1             24.5             27.5             24.2
     Selling and administrative expenses............         26.3             27.9             26.7             26.5
     Operating income (loss)........................          1.8             (3.5)             0.8             (2.3)
     Net income (loss)..............................          1.2             (2.4)             0.6             (1.6)
                                                       ================ ================ ================ =================


Net revenues for second quarter 1996 of $124.1 million increased $12.4 million, or 11.1%, over net revenues reported for second quarter 1995. The increase in net revenues for second quarter 1996 was primarily a result of an increase in total sales per catalog to $3.71, as compared to $3.55 per catalog in second quarter 1995, partially offset by the decrease in circulation in the second quarter 1996. In addition, the Company shipped a larger percentage of its marketed orders during second quarter 1996, as compared to second quarter 1995. The increase in total sales per catalog in second quarter 1996 reflects an increase in the mix of product sales to customers of the Company's membership clubs (who generally have the highest sales productivity rate) to 46%, as compared to 41% in second quarter 1995, and an increase in sales per catalog to non-club customers primarily as the result of offering free shipping and handling to these customers, partially offset by a continued softness in consumer response in each of its customer segments, but predominately in the Company's front-end customer segment.

During first half 1996, net revenues increased $1.0 million or 0.4% to $241.0 million, as compared to $240.0 million in first half 1995. Although first half 1996 net revenues were relatively flat with net revenues for first half 1995,
67.8 million or 12.2% fewer catalogs were mailed in first half 1996 with sales per catalog mailed improving to $3.69, as compared to $3.55 in first half 1995.

                                                                Second Quarter                      First Half
                                                       --------------- ------------------ ----------------------------------
                                                             1996            1995             1996              1995
                                                       --------------- ------------------ ---------------- -----------------
CATALOG STATISTICS:
  Number of catalogs mailed (in thousands)......            34,100          35,200            67,800           77,300
  Average order - total company.................              $168            $159              $168             $163
  Response rate - total company.................              2.21%           2.23%             2.19%            2.18%
  Sales per catalog:............................
    Front-end (new) customers...................             $2.06           $2.23             $2.07            $2.29
    Non-club (back-end) customers...............             $3.24           $3.12             $3.40            $3.03
    Club (back-end) customers...................             $8.51           $8.69             $8.02            $8.68
    Total company ..............................             $3.71           $3.55             $3.69            $3.55
                                                       =============== ================== ================ =================


Product returns from customers increased to 15.4% of gross product sales in second quarter 1996, as compared with 14.2% in second quarter 1995, due primarily to increases in returns for selected electronics product categories. Product returns for first half 1996 were 15.1%, as compared to 15.3% in first half 1995. The Company continues to place greater emphasis on product quality, vendor criteria standards and more timely shipment of products to customers.

In addition to product shipments, net revenues include membership fees relating to the Company's membership clubs. These fees increased to $12.4 million in second quarter 1996, as compared to $11.9 million in 1995. During second quarter 1996, approximately 134,000 new members were added to the Company's clubs, as compared to 149,000 new members added during second quarter 1995. The decrease in new members added during second quarter 1996, as compared to second quarter 1995, was primarily the result of the softness in consumer response in the front-end customer segment as fewer sale opportunities were created during the quarter to convert first-time customers to Club members. During second quarter 1996, the Company continued to experience improvement in the number of Club members renewing their membership for an additional year as 177,000 members renewed during second quarter 1996, as compared to 125,000 members in second quarter 1995.

For the first half of 1996, the Company reported membership related fees of $24.0 million as compared to $23.2 million in first half 1995. These fees reflect the addition of approximately 244,000 new members to the Company's clubs in first half 1996, as compared to 319,000 new members in first half 1995. As stated above, this decrease is due primarily to the softness in consumer response in the front-end customer segment. The decline in revenue generated by new members was offset by an increase in the number of Club members renewing their membership (361,000 in first half 1996 as compared with 268,000 members in first half 1995). Club membership totaled 1,015,000 at June 29, 1996, above year end 1995 membership of 987,000 and membership of 968,000 at July 1, 1995.

                                                             Second Quarter                      First Half
                                                    --------------------------------- ---------------------------------
                                                         1996             1995             1996             1995
                                                    ---------------- ---------------- ---------------- ----------------
       CLUB STATISTICS:
        Club membership, at period end..........       1,015,000          968,000        1,015,000          968,000
        Number of new Club members..............         134,000          149,000          244,000          319,000
        Number of members renewed...............         177,000          125,000          361,000          268,000
                                                    ================ ================ ================ ================


The Company's overall product profit margin is affected by the mix of sales from the six primary product categories which the Company sells, the mix of sales to Club members who receive a 10% discount, and shipping and handling fee revenue generated from product shipments. Products with higher price points, such as computers, consumer electronics and home office products, generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, products with lower price points, such as home decor, home improvement and sporting goods/fitness products, generally have higher percentage profit margins but provide less actual dollar margin contribution per unit.

                                                           Second Quarter                      First Half
                                                   -------------- ----------------- ---------------------------------
                                                        1996            1995             1996             1995
                                                   -------------- ----------------- ---------------- ----------------
     PERCENT OF SALES BY CUSTOMER SEGMENT:
       Front-end customers.....................           28%             37%              30%              37%
       Non-club customers......................           26              22               24               22
       Club customers..........................           46              41               46               41
                                                   -------------- ----------------- ---------------- ----------------
                                                         100%            100%             100%             100%
                                                   ============== ================= ================ ================


     PERCENT OF SALES BY PRODUCT SEGMENT:
       Computers...............................           29.1%           23.9%            30.6%            25.9%
       Home office.............................           15.7            15.0             17.2             15.5
       Consumer electronics....................           16.8            18.5             16.8             18.5
       Home decor..............................           13.1            15.9             12.5             16.6
       Home improvements.......................           16.0            16.1             14.3             14.4
       Sporting goods/fitness..................            9.3            10.6              8.6              9.1
                                                   -------------- ----------------- ---------------- ----------------
                                                         100.0%          100.0%           100.0%           100.0%
                                                   ============== ================= ================ ================



The overall gross profit margin, as a percentage of net revenues, increased to 28.1% in second quarter 1996, as compared to 24.5% for second quarter 1995, and increased to 27.5% in first half 1996, as compared to 24.2% in first half 1995, primarily as a result of increased product margins, reduced outbound freight costs and increased membership renewal fees from Club members. The increased product margins realized during 1996, as compared to 1995, were partially offset by the higher mix of product sales to Club members and an increased sales mix of computer products which have a lower percentage gross profit margin.

Selling and administrative expenses were $32.7 million, or 26.3% of net revenues, in second quarter 1996, compared to $31.2 million, or 27.9% of net revenues in second quarter 1995. This decrease in selling and administrative expenses, as a percent of net revenues, is primarily due to the Company's change in catalog promotion strategy during first half 1996, as compared with first half 1995, whereby the Company achieved greater advertising leverage. On a year to date basis, selling and administrative expenses increased slightly as a percent of net revenues to 26.7% in first half 1996 from 26.5% in first half 1995. During 1996, the Company continues to incur administrative and other costs in connection with building additional infrastructure capabilities and information technology resources to handle increased sales volumes, enhanced customer service, and expanded membership club concepts.

The Company reported net interest income of $89,000 in second quarter 1996, primarily as a result of income earned from short term investment of its excess cash. In second quarter 1995, the Company reported net interest expense of $162,000 resulting from interest costs associated with borrowings and fees under the Company's bank credit facility.

The Company's effective tax rate was 35.0% and 33.5% for second quarter 1996 and 1995, respectively.

As a result of the above, the Company reported net income of $1.5 million, or $0.17 per share, for second quarter 1996, as compared with a net loss of $2.7 million, or $0.30 per share, for second quarter 1995. For first half 1996, the Company reported net income of $1.3 million or $0.15 per share, as compared to a net loss of $3.9 million or $0.42 per share in first half 1995. At June 29, 1996, the Company had 8.4 million shares of common stock outstanding. Weighted average shares outstanding decreased from 9.0 million shares in second quarter 1995 to 8.9 million in second quarter 1995 as the impact of the Company's stock repurchase program was offset by the inclusion of stock options in the 1996 calculation of weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $21.9 million at June 29, 1996, as compared to $24.2 million at December 31, 1995. The Company's current ratio was 1.3 to 1.0 at June 29,1996, unchanged from its current ratio at December 31, 1995.

Net cash provided by operating activities totaled $4.9 million for first half 1996, as compared with $0.3 million during the same period in 1995. During 1996, the Company's net working capital requirements declined primarily as a result of a greater emphasis on cash management, along with a decreased level of merchandise inventories, offset by a smaller decline in the level of accounts payable and accrued liabilities. Deferred Club membership revenue, recorded net of initial direct acquisition-related costs, totaled $14.9 million at June 29, 1996, up slightly from the $13.6 million which was deferred at year end 1995.

During first half 1996, the Company had capital expenditures of approximately $2.8 million, as compared with approximately $3.7 million during the same period of 1995. The expenditures during first half 1996 consisted primarily of additional computer hardware and software development costs to accommodate the Company's expected product sales and membership growth, its enhanced customer service levels and higher operational efficiency standards. While the Company continues to evaluate its needs for additional investment to further enhance customer satisfaction and its information technologies and infrastructure capabilities, management currently anticipates that it will spend between $8 to $10 million on capital expenditures during the year ended December 31, 1996.

In March 1996, the Company arranged a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. The Company had letters of credit outstanding of $5.8 million at June 29, 1996; no borrowings were outstanding under the revolving line of credit at quarter end.

The Company offers its customers a four-pay installment credit plan with no finance fee. As a result, the Company supported installment plan receivables aggregating approximately $16.2 million and $22.2 million at June 29, 1996 and December 31, 1995, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations as approximately 28% to 30% of the Company's net revenues are generally financed by customers on the Company's installment plan. Continuation of the four-pay installment credit plan will require the allocation of capital resources which the Company expects to fund from internal operations and availability under its revolving credit facility.

The Company also issues its own private label credit card which provides credit to DAMARK customers, without recourse to the Company, through an independent bank.

During first half 1996, the Company repurchased 508,000 shares of its Class A Common Stock at an aggregate cost of $3.8 million.

The Company anticipates that its available cash, cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations, expected working capital requirements and capital expenditures for the next twelve months.

SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues are the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during this same period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its teleservices, order processing and distribution areas; increases its merchandise inventories; and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December period or if a sufficient number of qualified employees would not be available on a flex-time or other non permanent basis.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; continuity of relationships with or purchases from major vendors; product mix; competitive pressures on sales and pricing, and increases in catalog production and other costs which cannot be recovered through improved pricing of products and services.

INFLATION

While inflation, excluding increases in postage and paper costs, has not had, and the Company does not expect it to have, a material impact on operating results, there can be no assurance that the Company's business will not be affected by inflation in the future. However, the Company did experience significant increases in the cost of paper and postage during 1995. While the increases in paper costs have subsided, significant cost increases in these areas could have a material impact on advertising and other promotional costs in future periods.


                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  a.       Exhibits:

                           Exhibit 11 - Computation of Earnings per Share

                           Exhibit 27 - Financial Data Schedule

                  b. No Form 8-K's were filed during the quarter ended June 29, 1996.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DAMARK INTERNATIONAL, INC.


Date:  July 22, 1996                    By:   /s/Arlyn J. Lomen
                                              -----------------
                                              Arlyn J. Lomen
                                              Senior Vice President - Finance &
                                              Administration Group
                                              and Chief Financial Officer