Form 10-Q
period 1996-09-28
DAMARK INTERNATIONAL INC
filed 1996-10-28
CIK 883324

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the quarterly period ended September 28, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ________ to ___________

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
 Yes   X       No
     -----        -----


On October 21, 1996, there were 8,137,897 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                           DAMARK INTERNATIONAL, INC.


                                      INDEX


PART  I.  FINANCIAL INFORMATION                                        PAGE

       Item 1:  Financial Statements.

                Statements of Operations
                For the quarter and the three quarters ended
                September 28, 1996
                and September 30, 1995                                   1

                Balance Sheets
                As of September 28, 1996 and December 31, 1995           2

                Statements of Cash Flows
                For the three quarters ended September 28, 1996
                and September 30, 1995                                   3

                Notes to Financial Statements                            4

       Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            6

PART II. OTHER INFORMATION


       Item 4:  Submission of Matters to a Vote of Security Holders     10

       Item 6:  Exhibits and Reports on Form 8-K                        10

                           DAMARK INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                 Quarter Ended                   Three Quarters Ended
                                                         ------------------------------    ---------------------------------
                                                         September 28,     September 30,   September 28,       September 30,
                                                                1996             1995            1996                 1995
                                                         -------------     -------------   -------------      --------------
Net revenues . . . . . . . . . . . . . . . . . . . . .    $  112,196       $  112,057       $  353,226         $  352,021
Cost of products and services. . . . . . . . . . . . .        78,936           83,071          253,591            264,855
                                                         -----------       ----------       ----------         ----------

   Gross profit. . . . . . . . . . . . . . . . . . . .        33,260           28,986           99,635             87,166
Selling and administrative expenses. . . . . . . . . .        30,691           28,638           95,105             92,261
                                                         -----------       ----------       ----------         ----------

   Operating income (loss) . . . . . . . . . . . . . .         2,569              348            4,530             (5,095)
Interest income (expense), net . . . . . . . . . . . .           (43)              28               31               (304)
Other expense, net . . . . . . . . . . . . . . . . . .           (88)            (119)             (75)              (218)
                                                         -----------       ----------       ----------         ----------

   Income (loss) before income taxes . . . . . . . . .         2,438              257            4,486             (5,617)
Income tax benefit (provision) . . . . . . . . . . . .          (853)             (89)          (1,570)             1,907
                                                         -----------       ----------       ----------         ----------

   Net income (loss) . . . . . . . . . . . . . . . . .      $  1,585           $  168         $  2,916          $  (3,710)
                                                         -----------       ----------       ----------         ----------
                                                         -----------       ----------       ----------         ----------

Income (Loss) Per Common Share and Common Share
   Equivalents - Primary and Fully Diluted:

   Net income (loss) . . . . . . . . . . . . . . . . .       $  0.18          $  0.02          $  0.33           $  (0.41)
   Weighted average common shares and common share
     equivalents outstanding  . . . . . . . . . . . . .        8,881            9,148            8,837              9,134
                                                         -----------       ----------       ----------         ----------
                                                         -----------       ----------       ----------         ----------




                 See accompanying notes to financial statements.

                           DAMARK INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                     ASSETS


                                                                               September 28,    December 31,
                                                                                    1996            1995
                                                                               -------------    ------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .      $     16        $  8,670
  Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .        24,489          25,465
  Due from vendors and other, net. . . . . . . . . . . . . . . . . . . . . .         5,048           5,177
  Merchandise inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        65,177          53,544
  Deferred catalog costs . . . . . . . . . . . . . . . . . . . . . . . . . .         8,266           6,167
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,346             567
                                                                              -------------    ------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       104,342          99,590


Property and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .        34,499          33,335
Intangible and Other Assets. . . . . . . . . . . . . . . . . . . . . . . . .         8,617           8,803
                                                                              -------------    ------------
                                                                                $  147,458      $  141,728
                                                                               -------------    ------------
                                                                               -------------    ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  54,215       $  49,547
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,012           9,956
  Deferred membership revenue, net . . . . . . . . . . . . . . . . . . . . .        14,901          13,588
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,724           2,038
  Borrowing under revolving credit facility. . . . . . . . . . . . . . . . .         2,300              --
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .            --             250
                                                                               -------------    ------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        86,152          75,379

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,327           1,413
                                                                               -------------    ------------

Shareholders' Equity:
  Class A Common Stock, $.01 par, 20 million shares authorized;
   8,137,897 and 8,899,895 shares issued and outstanding at
   September 28, 1996 and December 31, 1995, respectively. . . . . . . . . .            81              90
  Class B Common Stock, $.01 par, 2 million shares authorized;
   none issued and outstanding . . . . . . . . . . . . . . . . . . . . . . .            --              --
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,224          84,088
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,326)        (19,242)
                                                                               -------------    ------------
   Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .        59,979          64,936
                                                                               -------------    ------------
                                                                                $  147,458      $  141,728
                                                                               -------------    ------------
                                                                               -------------    ------------



                 See accompanying notes to financial statements.
                                        2

                           DAMARK INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                                       Three Quarters Ended
                                                                                  -------------------------------
                                                                                  September 28,      September 30,
                                                                                       1996              1995
                                                                                    -----------      -------------
OPERATING ACTIVITIES:
    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,916         $  (3,710)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        5,349             3,560
       Deferred income tax expense (benefit) . . . . . . . . . . . . . . . . . .          600            (2,058)
       Changes in operating assets and liabilities -
        Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,105            11,227
        Merchandise inventories. . . . . . . . . . . . . . . . . . . . . . . . .      (11,633)           11,469
        Deferred catalog costs and other current assets. . . . . . . . . . . . .       (2,878)              211
        Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .        6,724            (1,582)
        Deferred membership revenue. . . . . . . . . . . . . . . . . . . . . . .        1,313               521
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                80
                                                                                    ----------        ----------

         Net cash provided by operating activities . . . . . . . . . . . . . . .        3,496            19,718
                                                                                    ----------        ----------

INVESTING ACTIVITIES:

    Property and equipment additions, net. . . . . . . . . . . . . . . . . . . .       (5,859)           (6,332)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (468)              (85)
                                                                                    ----------        ----------

         Net cash used in investing activities . . . . . . . . . . . . . . . . .       (6,327)           (6,417)
                                                                                    ----------        ----------

FINANCING ACTIVITIES:
    Borrowings on revolving credit facility, net . . . . . . . . . . . . . . . .        2,300                --
    Payments on long term debt . . . . . . . . . . . . . . . . . . . . . . . . .         (250)             (250)
    Repurchase and retirement of common stock. . . . . . . . . . . . . . . . . .       (8,016)           (4,822)
    Net proceeds from employee exercise of stock options . . . . . . . . . . . .          143               111
                                                                                    ----------        ----------

         Net cash used in financing activities . . . . . . . . . . . . . . . . .       (5,823)           (4,961)
                                                                                    ----------        ----------

         Increase (decrease) in cash and cash equivalents. . . . . . . . . . . .       (8,654)            8,340

    Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .        8,670             7,205
                                                                                    ----------        ----------

    Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $      16         $  15,545
                                                                                    ----------        ----------
                                                                                    ----------        ----------

SUPPLEMENTAL CASH FLOW  INFORMATION:
    Interest paid during the period. . . . . . . . . . . . . . . . . . . . . . .    $     129         $     370
    Income taxes paid during the period. . . . . . . . . . . . . . . . . . . . .        1,190               347
                                                                                    ----------        ----------
                                                                                    ----------        ----------



                 See accompanying notes to financial statements.
                                        3

                           DAMARK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Damark International, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Form 10-K filed with the Securities and Exchange Commission.

      Due to the seasonality of the Company's business, net revenues and operating results for the quarter or for the three quarters ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

      The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen week period. As a result, the three quarters ended September 28, 1996 and September 30, 1995 included 272 and 273 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.


(2)   EARNING PER COMMON SHARE

      Primary and fully diluted earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include, among others, the dilutive effects of stock options which are assumed to be exercised or converted into common shares as of the beginning of the applicable periods. Stock options were not included in the weighted average share calculation for the three quarters ended September 30, 1995 as their inclusion would be antidilutive.


(3)   FINANCING ARRANGEMENTS

      In March 1996, the Company arranged a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. The Company had letters of credit outstanding of $4.4 million at September 28, 1996.

      The agreement with respect to the credit facility includes covenants which, among other matters, require the Company to satisfy certain financial tests and ratios and place certain limitations on the incurrence of additional indebtedness and the level of capital expenditures. The Company is in compliance with all covenants of its credit facility, as amended.

                           DAMARK INTERANTIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



(4)   OTHER MATTERS

      Commitments and Contingencies -

     During the three quarters ended September 28, 1996, incentive stock options, non-statutory stock options and non-qualified stock option transactions were as follows:



                                                                         Management and
                                                      1991 Stock     Directors Nonqualified    Options Exercise
                                                        Option
                                                         Plan             Stock Options         Price Per Share
                                                   ----------------     ----------------       ----------------
      Options outstanding, January 1, 1996 . . . .      567,669             457,421            $  1.31 - 21.25
       Options granted . . . . . . . . . . . . . .      131,500                  --               6.63 - 15.75
       Options canceled. . . . . . . . . . . . . .      (23,000)                 --               5.88 - 14.50
       Options exercised . . . . . . . . . . . . .      (11,002)            (60,000)              1.31 -  7.75
                                                   ----------------     ----------------       ----------------
      Options outstanding, September 28, 1996. . .      664,667             397,421            $  1.31 - 21.25
                                                   ----------------     ----------------       ----------------
                                                   ----------------     ----------------       ----------------
      Options exercisable, September 28, 1996. . .      297,667             377,421
                                                   ----------------     ----------------
                                                   ----------------     ----------------


     Income Taxes -

     In September 1996, the Company entered into a settlement agreement with the Internal Revenue Service (the "Service") relating to tax examinations of its 1991 and 1992 federal income tax returns. In addition, the Service elected to close the Company's 1993 federal tax return without formal examination. In connection therewith, the Company paid additional income taxes relating to these years of approximately $160,000.

     Common Stock -

     During the three quarters ended September 28, 1996, the Company repurchased 833,000 shares of its Class A common stock, in open market transactions, at an aggregate cost of approximately $8.0 million.

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


                                                              Third Quarter   Three Quarters Ended
                                                           ------------------ --------------------
                                                             1996      1995      1996      1995
                                                           --------  -------- ---------  ---------
STATEMENTS OF OPERATIONS DATA
  Net revenues . . . . . . . . . . . . . . . . . .          100.0%    100.0%    100.0%    100.0%
  Gross profit . . . . . . . . . . . . . . . . . .           29.6      25.9      28.2      24.8
  Selling and administrative expenses. . . . . . .           27.4      25.6      26.9      26.2
  Operating income (loss). . . . . . . . . . . . .            2.3       0.3       1.3      (1.4)
  Net income (loss). . . . . . . . . . . . . . . .            1.4       0.2       0.8      (1.1)
                                                           --------  -------- ---------  ---------
                                                           --------  -------- ---------  ---------

Net revenues for third quarter 1996 of $112.2 million approximated the net revenues reported for third quarter 1995. Total sales per catalog declined to $3.37 in third quarter 1996, as compared to $4.10 per catalog in third quarter 1995, primarily as a result of the continued softness in consumer response, missed catalog delivery dates caused by production and other issues at the Company's printing vendor and a change in sales mix towards lower ticket product categories. To offset the softness in consumer response, the Company circulated 14.4% more catalogs in third quarter 1996, as compared to third quarter 1995. Due to improved inventory in-stock rates and changes made in its shipping and delivery schedules, the Company was able to ship a larger percentage of its marketed orders during third quarter 1996 than it did in third quarter 1995.

During the first three quarters of 1996, net revenues increased to $353.2 million, as compared to $352.0 million for the first three quarters ended 1995. During this period, the Company mailed approximately 5.0 million (4.7%) fewer catalogs. Due to overall softness in consumer response, total sales per catalog decreased by 4.0% to $3.59, as compared to $3.74 for the same period in 1995.


                                                               Third Quarter             Three Quarters Ended
                                                          -----------------------     --------------------------
                                                            1996           1995           1996           1995
                                                          --------       --------     ----------      ----------
CATALOG STATISTICS:
  Number of catalogs mailed (in thousands) . . . .         34,100         29,800        101,900        106,900
  Average order - total company. . . . . . . . . .           $163           $164           $167           $163
  Response rate - total company. . . . . . . . . .           2.07%          2.49%          2.15%          2.29%
  Sales per catalog:
    Front-end (new) customers. . . . . . . . . . .          $1.91          $2.36          $2.03          $2.32
    Non-club (back-end) customers. . . . . . . . .          $3.08          $3.83          $3.27          $3.28
    Club (back-end) customers. . . . . . . . . . .          $6.94          $7.61          $7.64          $8.37
    Total company. . . . . . . . . . . . . . . . .   . . .  $3.37          $4.10          $3.59          $3.74
                                                          --------       --------     ----------      ----------
                                                          --------       --------     ----------      ----------


Product returns from customers increased to 15.9% of gross product sales in third quarter 1996, as compared with 15.7% in third quarter 1995, due primarily to increased returns of selected computer and electronic products. Product returns for the first three quarters of 1996, as a percentage of gross product sales, of 15.4% were relatively flat with the product return percentage for first three quarters of 1995. Although the Company continues to place greater emphasis on product quality, vendor criteria standards and more timely shipment of products to customers, other potential actions are being investigated by the Company in an attempt to reduce its product return rates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In addition to product shipments, net revenues include, among other things, membership fees relating to the Company's membership clubs. These fees increased to $13.2 million in third quarter 1996, as compared to $12.7 million in 1995. During third quarter 1996, approximately 132,000 new members were added to the Company's clubs, as compared to 143,000 new members added during third quarter 1995. The decrease in additional new club members, as compared to third quarter 1995, was primarily the result of soft consumer response in the front-end customer segment which generates fewer sale opportunities to convert first-time customers into Preferred Buyers' Club members. During third quarter 1996, the Company launched a new membership club, Vacation Passport. This club, sold as part of an outbound telemarketing effort, retails for an annual fee of $39.99 and offers members several travel discounts and services. During third quarter 1996, the Company continued to experience improvement in the number of Preferred Buyers' Club members who renewed their membership for an additional year as 178,000 members renewed during third quarter 1996, as compared to 143,000 members in third quarter 1995.

For the first three quarters of 1996, the Company reported membership related fees of $37.3 million, as compared to $36.0 million in the first three quarters of 1995. Approximately 376,000 new members were added to the Company's clubs during the first three quarters of 1996, as compared to 462,000 new members added during the first three quarters of 1995. As stated above, this decrease was due primarily to the soft consumer response in the front-end customer segment. The decline in revenue generated by new members was offset by an increased number of Preferred Buyers' Club members who renewed their membership. Club membership totaled 1,026,000 as of September 28, 1996, as compared with 999,000 members as of September 30, 1995.

                                                          Third Quarter             Three Quarters Ended
                                                    ------------------------     --------------------------
                                                       1996           1995           1996           1995
                                                    ---------       --------     ----------      ----------
     CLUB STATISTICS:
      Number of new Club members . . . . . .         132,000        143,000        376,000        462,000
      Number of members renewed. . . . . . .         178,000        143,000        539,000        411,000
                                                    ---------      ---------     ----------      ----------
                                                    ---------      ---------     ----------      ----------


The Company's overall product margin is affected by the mix of sales of the six primary product categories which the Company sells, the mix of sales to Preferred Buyers' Club members who receive a 10% discount, and shipping and handling fee revenue generated from product shipments. Products with higher price points, such as computers, consumer electronics and home office products, generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, products with lower price points, such as home decor, home improvement and sporting goods/fitness products, generally have higher percentage profit margins but provide less actual dollar margin contribution per unit.

                                                       Third Quarter            Three Quarters Ended
                                                  -----------------------     --------------------------
                                                   1996           1995           1996           1995
                                                  --------       --------     ----------      ----------
      PERCENT OF SALES BY CUSTOMER SEGMENT:
       Front-end customers . . . . . . . . .         29%            31%            29%            34%
       Non-club customers. . . . . . . . . .         24             21             24             22
       Club customers. . . . . . . . . . . .         47             48             47             44
                                                  --------       --------     ----------      ----------
                                                    100%           100%           100%           100%
                                                  --------       --------     ----------      ----------
                                                  --------       --------     ----------      ----------


     PERCENT OF SALES BY PRODUCT SEGMENT:
      Computers. . . . . . . . . . . . . . .       28.0%          26.2%          29.8%          26.1%
      Home office. . . . . . . . . . . . . .       16.6           15.4           17.1           15.5
      Consumer electronics . . . . . . . . .       19.0           17.7           17.5           18.3
      Home decor . . . . . . . . . . . . . .       13.9           14.7           12.9           16.0
      Home improvements. . . . . . . . . . .       15.6           16.2           14.7           15.0
      Sporting goods/fitness . . . . . . . .        6.9            9.8            8.0            9.1
                                                 --------       --------     ----------      ----------
                                                  100.0%         100.0%         100.0%         100.0%
                                                 --------       --------     ----------      ----------
                                                 --------       --------     ----------      ----------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The overall gross profit margin, as a percentage of net revenues, increased to 29.6% in third quarter 1996, as compared to 25.9% for third quarter 1995, and increased to 28.2% in the first three quarters of 1996, as compared to 24.8% in the first three quarters of 1995, primarily as a result of increased product margins, reduced outbound freight costs and increased membership renewal fees from Preferred Buyers' Club members. The increased product margins realized during 1996, as compared to 1995, were partially offset by the higher mix of product sales to Preferred Buyers' Club members and an increased sales mix of computer products which generally have a lower percentage gross profit margin.

Selling and administrative expenses were $30.7 million, or 27.4% of net revenues, in third quarter 1996, as compared with $28.6 million, or 25.6% of net revenues in third quarter 1995. This increase in selling and administrative expenses, as a percentage of net revenues, is primarily due to the decline in advertising leverage which resulted from the overall softness in customer response, the decreased sales per catalog mailed and the untimely delivery of catalogs caused by production and other issues at the Company's printing vendor. On a year to date basis, selling and administrative expenses increased slightly as a percent of net revenues to 26.9% in the first three quarters of 1996, from 26.2% for the first three quarters of 1995. During 1996, the Company continued to incur administrative and other costs in connection with building additional infrastructure capabilities and information technology resources to handle anticipated future growth, provide enhanced customer service and continue expansion of its membership club concepts.

The Company reported net interest expense of $43,000 in third quarter 1996, primarily as a result of interest costs associated with borrowings and related fees under the Company's bank credit facility. In third quarter 1995, the Company reported net interest income of $28,000 resulting from income earned from short term investment of its excess cash.

The Company's effective tax rate was 35.0% and 34.6% for third quarter 1996 and 1995, respectively.

As a result of the above, the Company reported net income of $1.6 million, or $0.18 per share, for third quarter 1996, as compared with $0.2 million, or $0.02 per share, for third quarter 1995. For the first three quarters of 1996, the Company reported net income of $2.9 million or $0.33 per share, as compared to a net loss of $3.7 million or $0.41 per share in the first three quarters of 1995. At September 28, 1996, the Company had 8.1 million shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $18.2 million at September 28, 1996, as compared to $24.2 million at December 31, 1995. The Company's current ratio was 1.2 to 1.0 at September 28, 1996, as compared with 1.3 to 1.0 at December 31, 1995.

Net cash provided by operating activities totaled $3.5 million for the first three quarters of 1996, as compared with $19.7 million during the same period in 1995. The Company's increased level of merchandise inventories at September 28, 1996 was primarily the result of lower than expected sales volumes during third quarter 1996, the Company's continued emphasis on improving inventory in-stock rates, and anticipated higher sales volumes in the fourth quarter of 1996. Deferred club membership revenue, recorded net of initial direct acquisition-related costs, of $14.9 million at September 28, 1996 increased, as compared with the amount deferred at year end 1995, primarily due to the increase in club membership and the larger mix of renewed club members, as compared to recently acquired members.

During the first three quarters of 1996, the Company had capital expenditures of approximately $5.9 million, as compared with approximately $6.3 million during the same period of 1995. The expenditures during the first three quarters of 1996 consisted primarily of additional computer hardware and software development costs to accommodate the Company's expected product sales and membership growth, its enhanced customer service levels and higher operational efficiency standards. While the Company continues to evaluate its needs for additional investment to further enhance customer satisfaction and its information technologies and infrastructure capabilities, management currently anticipates that it will spend between $8 to $10 million on capital expenditures during the year ended December 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In March 1996, the Company arranged a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At September 28, 1996, borrowings of $2.3 million were outstanding under the revolving credit facility.

The Company offers its customers a four-pay installment credit plan with no finance fee. As a result, the Company supported installment plan receivables aggregating approximately $14.7 million and $22.2 million at September 28, 1996 and December 31, 1995, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations as approximately 27% to 30% of the Company's net revenues are generally financed by customers on the Company's installment plan. Continuation of the four-pay installment credit plan will require the allocation of capital resources which the Company expects to fund from internal operations and availability under its revolving credit facility. The Company also issues its own private label credit card which provides credit to DAMARK customers, without recourse to the Company, through an independent third party.

During the first three quarters of 1996, the Company repurchased 833,000 shares of its Class A Common Stock at an aggregate cost of $8.0 million.

The Company anticipates that its cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations, expected working capital requirements and capital expenditures for the next twelve months.

SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues have been the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during this same period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its teleservices, order processing and distribution areas; increases its merchandise inventories; and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December period or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; continuity of relationships with or purchases from major vendors; product mix; competitive pressures on sales and pricing, and increases in catalog production and other costs which cannot be recovered through improved pricing of products and services.

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

                           PART II.  OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of shareholders on May 1, 1996. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

                                                                         VOTES         BROKER          VOTES
                                                       VOTES FOR       ABSTAINED      NON-VOTES       AGAINST
                                                     ------------    ------------   ------------   ------------

         1) To elect the following individuals
            to serve as members of the Company's
            Board of Directors until the annual
            meeting of shareholders in 1999:

            Thomas A. Cusik                             7,952,740             --             --             --
            Joel N. Waller                              7,953,950             --             --             --

         2) To approve the Company's Deferred
            Compensation Plan for Non-Employee
            Directors                                   7,794,242             --             --        136,255

         3) To ratify the appointment of Arthur
            Andersen LLP as the Company's
            independent auditors for 1996               7,928,690             --             --         21,230


ITEM 6. Exhibits and Reports on Form 8-K

              a.    Exhibits:

                    Exhibit 10 -  First Amendment to Credit Agreement, dated as of October 18, 1996 by and between the
                                  Registrant, the Banks named therein and First Bank National Association, as Agent.

                    Exhibit 11 - Computation of Earnings per Share.

                    Exhibit 27 - Financial Data Schedule

               b. No Form 8-K's were filed during the quarter ended September 28, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAMARK INTERNATIONAL, INC.




Date:  October 24, 1996             By:  /s/Arlyn J. Lomen
                                         ------------------------------
                                         Arlyn J. Lomen
                                         Senior Vice President - Finance &
                                         Administration Group and Chief
                                         Financial Officer

                                                                      EXHIBIT 10

                       FIRST AMENDMENT TO CREDIT AGREEMENT

          THIS FIRST AMENDMENT TO CREDIT AGREEMENT dated as of October 18, 1996 ("this Amendment") by and between DAMARK INTERNATIONAL, INC., a Minnesota corporation (the "Borrower"), the banks which are signatories hereto (individually, a "Bank" and, collectively, the "Banks") and FIRST BANK NATIONAL ASSOCIATION, a national banking association, one of the Banks, as agent for the Banks (in such capacity, the "Agent").

                                    RECITALS

          A. The Borrower, the Banks and the Agent are parties to a Credit Agreement dated as of March 22, 1996 (the "Credit Agreement").

          B. The parties hereto desire to amend the Credit Agreement in the respects hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

          Section 1. DEFINITIONS. Capitalized terms used herein and not otherwise defined herein, but which are defined in the Credit Agreement, shall have the meanings ascribed to such terms in the Credit Agreement unless the context otherwise requires.

          Section 2. AMENDMENTS TO CREDIT AGREEMENT. Subject to Section 5 hereof, the Credit Agreement is hereby amended as follows:

          (a) Section 1.3 thereof is amended by adding at the end thereof the following:

               All references in Sections 6.16, 6.17, 6.18 and 6.19 to any March 31, June 30 or September 30 date shall be deemed to mean and refer to the last day of the Borrower's fiscal quarter ending nearest to such date.

          (b)  Section 6.6 thereof is amended to read as follows:

               Section 6.6 RESTRICTED PAYMENTS. The Borrower will not make any Restricted Payments other than (a) the payment of the purchase price of capital stock of the Borrower owned by Mark Cohn solely from the proceeds of key man life insurance on his life, and (b) the payment of the purchase price for other capital stock of the Borrower repurchased by the Borrower, provided that the aggregate purchase price paid by the Borrower for capital stock of Borrower repurchased under this clause (b) shall not exceed (i) $6,000,000 during the period beginning on March 22, 1996 and ending March 21, 1997 or (ii) $5,000,000 during any period of 365 or 366 days, as the case may be, which begins on any date occurring after March 21, 1997 and ends on the day preceding the same date in the following calendar year.


          Section 3. WAIVER. The Banks hereby waive any Default or Event of Default existing as of September 28, 1996 as the result of the Borrower's noncompliance with Section 6.18 of the Credit Agreement as of said date; PROVIDED, HOWEVER, that this waiver shall be effective only if the actual Trade Support Ratio as of said date is not less than 0.60 to 1.00. This waiver is limited to the express terms hereof, and nothing herein shall be deemed to be a waiver of any other covenant of the Credit Agreement or a waiver of any other Default or Event of Default that may have existed on September 28, 1996 or at any time thereafter.

          Section 4. REPRESENTATIONS AND WARRANTIES OF THE BORROWER. To induce the Banks and the Agent to execute and deliver this Amendment (which representations and warranties shall survive the execution and delivery of this Amendment), the Borrower represents and warrants to the Agent and the Banks that:

          (a) this Amendment has been duly authorized, executed and delivered by it and this Amendment constitutes the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, subject to limitations as to enforceability which might result from bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or limiting creditors' rights generally;

          (b) the Credit Agreement, as amended by this Amendment, constitutes the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, subject to limitations as to enforceability which might result from bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or limiting creditors' rights generally;

          (c) the execution, delivery and performance by the Borrower of this Amendment (i) have been duly authorized by all requisite corporate action and, if required, shareholder action, (ii) do not require the consent or approval of any governmental or regulatory body or agency, and (iii) will not (A) violate (1) any provision of law, statute, rule or regulation or its certificate of incorporation or bylaws, (2) any order of any court or any rule, regulation or order of any other agency or government binding upon it, or (3) any provision of any material indenture, agreement or other instrument to which it is a party or by which any of its properties or assets are or may be bound, or (B) result in a breach of or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (iii)(A)(3) of this Section 4(c);

          (d) as of the date hereof and after giving effect to the waiver contained in Section 3 hereof, no Default or Event of Default has occurred which is continuing; and

          (e) all the representations and warranties contained in Article IV of the Credit Agreement are true and correct in all material respects with the same force and effect as if made by the Borrower on and as of the date hereof.


          Section 5. CONDITIONS TO EFFECTIVENESS OF THIS AMENDMENT. This Amendment shall not become effective until, and shall become effective when, each and every one of the following conditions shall have been satisfied:

          (a) executed counterparts of this Amendment, duly executed by the Borrower and each of the Banks, shall have been delivered to the Agent;

          (b) the Agent shall have received from each Subsidiary a Consent and Agreement of Subsidiary in the form of Attachment 1 hereto (the "Subsidiary Agreements") duly completed and executed by such Subsidiary;

          (c) the Agent shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance by the Borrower of this Amendment, certified by an officer thereof, together with a certificate of an officer of the Borrower certifying as to the incumbency and the true signatures of the officers authorized to execute this Amendment on behalf of the Borrower;

          (d) the favorable opinion of counsel to Borrower, covering the matters set forth in Sections 4(a), 4(b) and 4(c).

Upon receipt of all of the foregoing, the Agent shall notify the Borrower and the Banks that this Amendment has become effective, but the failure of the Agent to give such notice shall not affect the validity of this Amendment or prevent it from becoming effective.

          Section 6. COUNTERPARTS AND EFFECTIVENESS. This Amendment may be executed in any number of counterparts, and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one of the same instrument.

          Section 7. AFFIRMATION. Each party hereto affirms and acknowledges that (a) the Credit Agreement as amended by this Amendment remains in full force and effect in accordance with its terms, and (b) all references to the "Credit Agreement" or any similar term contained in any other Loan Document shall be deemed to be references to the Credit Agreement as amended hereby.



[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first above written.


                           DAMARK INTERNATIONAL, INC.


                           By
                              ------------------------------

                              Its
                                 ---------------------------


                           FIRST BANK NATIONAL ASSOCIATION,
                              as a Bank and as Agent

                           By
                              ------------------------------

                           Title
                                 ---------------------------


                           THE SUMITOMO BANK, LIMITED,
                           CHICAGO BRANCH

                           By
                              ------------------------------

                           Title
                                 ---------------------------


                           By
                              ------------------------------

                           Title
                                 ---------------------------


                           BANK ONE, MILWAUKEE,
                           NATIONAL ASSOCIATION

                           By
                              ------------------------------

                           Title
                                 ---------------------------


             [Signature Page to First Amendment to Credit Agreement]

               ATTACHMENT 1 TO FIRST AMENDMENT TO CREDIT AGREEMENT


                       CONSENT AND AGREEMENT OF SUBSIDIARY


          ____________________________________________________, a Minnesota
corporation (the "Subsidiary"), hereby acknowledges and consents to that certain First Amendment to Credit Agreement dated as of October 18, 1996 (the "Amendment") between Damark International, Inc., a Minnesota corporation (the "Borrower"), the Banks which are signatories thereto (the "Banks") and First Bank National Association as Agent for the Banks. The Subsidiary further acknowledges and agrees as follows:

          (a) All references to the "Credit Agreement" contained in the Guaranty dated as of _____________ (the "Guaranty"), executed by the Subsidiary in favor of the Banks and the Agent, shall hereafter mean and refer to the Credit Agreement dated as of March 22, 1996 between the Borrower, the Banks and the Agent, as amended by the Amendment and as the same may hereafter be further amended, supplemented, restated, extended or renewed from time to time.

          (b) The Guaranty is and shall remain in full force and effect with respect to the Obligations (as defined in the Guaranty).


Dated:  October 18, 1996

                                 SUBSIDIARY:


                                 ------------------------------


                              By
                                 ------------------------------

                              Title
                                   ----------------------------