Form 10-K
period 1996-12-31
DAMARK INTERNATIONAL INC
filed 1997-03-04
CIK 883324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996  Commission File Number: 0-19902

                           DAMARK INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

          MINNESOTA                       41-1551116
 (State or other jurisdiction          (I.R.S. Employer
     of incorporation or             Identification No.)
        organization)

  7101 WINNETKA AVENUE NORTH            (612) 531-0066
 MINNEAPOLIS, MINNESOTA 55428      (Registrant's telephone
    (Address of principal        number, including area code)
  executive offices and zip
            code)

       Securities registered pursuant to Section 12 (b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: Class A Common
                             Stock, $.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days: Yes  _X_    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On March 3, 1997, there were 8,057,814 shares of Class A Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value of the Class A Common Stock of the Registrant held on March 3, 1997 (based on the last reported sale price of the Common Stock on that date by the NASDAQ National Market System) owned by non-affiliates was approximately $71,186,612.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "1996 Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997 filed with the Securities and Exchange Commission (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    DAMARK International, Inc.-Registered Trademark-
("DAMARK-Registered Trademark-" or the "Company"), incorporated in Minnesota in 1986, is a direct marketing company built on 10 years of membership services experience and proprietary database management expertise. DAMARK's products and services are offered through mail order catalogs and a variety of membership clubs which provide members discounts on travel, hospitality, entertainment and merchandise purchased through its catalogs. Currently, over one million customers belong to DAMARK's targeted membership clubs which are designed to build long-term customer loyalty. Brand-name, value-priced merchandise is sold through its catalogs in six major product categories: computers, home office, consumer electronics, home decor, home improvement and sports/fitness.

    DAMARK's driving force is its club membership strategy. In 1987, DAMARK introduced the Preferred Buyers' Club-Registered Trademark- ("PBC-SM-"). PBC members are among DAMARK's most loyal customers who, on average, spend approximately three times as much as DAMARK's other non-member customers and produce the highest dollar volume of business. In a continuing effort to become a more dominant membership services company, DAMARK introduced Insiders-SM- and Vacation Passport-SM- membership clubs during 1996.

    During 1993, the Company acquired certain assets and assumed certain obligations of the COMB-Registered Trademark- Corporation ("COMB"), a direct marketer of discount, discontinued and close-out merchandise. Prior to the acquisition, COMB had been a competitor of the Company. As part of this acquisition, the Company obtained COMB's proprietary customer list of approximately 3.6 million names, including approximately 185,000 members of COMB's subscription membership clubs. The COMB acquisition was accounted for under the purchase method of accounting, whereby the Company's results of operations include COMB's operating results since the date of acquisition.

DESCRIPTION OF BUSINESS

    DAMARK's products and services are offered through mail order catalogs and a variety of membership clubs that include discounts on travel, hospitality and entertainment as well as other convenience needs. Brand-name, value-priced merchandise is sold through catalogs in six major categories: computers, home office, consumer electronics, home decor, home improvement and sports/fitness. The Company's business activities are summarized below under the captions entitled "Membership Marketing" and "Catalog Retail Marketing."

MEMBERSHIP MARKETING

    The Company offers its customers opportunities to join the following membership clubs--

    PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK-

    This club entitles members to a 10% discount on all merchandise purchased from DAMARK, as well as discounts on travel, hospitality, entertainment, sports/fitness and other valuable services provided by third party marketing partners. Since its introduction in 1987, the Preferred Buyers' Club has grown to over one million current members. Management believes this growth reflects the Company's success in making PBC members feel they receive significant value from their membership. PBC members are among the Company's most loyal customers, and are the highest volume and most frequent purchasers of name brand, value-priced merchandise offered in the Company's catalogs. PBC members are also the Company's most profitable customer segment, have the highest sale productivity per catalog mailed, and have the most predictable purchasing patterns and longest lasting relationship with the Company. As DAMARK acquires new customers, it strives to convert them to PBC members in order to build greater loyalty and to encourage repeat purchases of merchandise from the Company's catalogs. PBC members are mailed club catalogs approximately every two weeks and are periodically mailed other single category and customer segmented catalogs throughout the year.

    As part of the Company's continuing effort to increase customer loyalty by further enhancing the value proposition to its existing club members, Insiders, a premier shopping club, was introduced in 1996 to DAMARK customers who shop most frequently and desire premium membership benefits.

    INSIDERS-SM-

    Insiders, introduced in November 1996, is a premium shopping club offering members all of the benefits of DAMARK's Preferred Buyers' Club, as well as lowest price guarantee on product purchases and discounts on extended warranty service plans and express shipping. In addition, membership in Insiders entitles members to complimentary memberships in a dining club and premium rental car clubs.

    VACATION PASSPORT-SM-

    Vacation Passport, introduced in September 1996, further expanded DAMARK's business as a membership services company. Vacation Passport is a travel club offering its members up to a 50 percent discount on hotels worldwide, airline frequent flyer miles or cash rebates, car rental discounts and upgrades, services from a full service travel agency, as well as discounts on cruises, theme park attractions, sailing, skiing and golfing vacations and many other benefits. Unlike the Preferred Buyers' Club and Insiders, Vacation Passport is not dependent on customers purchasing merchandise from DAMARK. Rather, Vacation Passport allows the Company the opportunity to offer new and enhanced benefits to its current customer base while, attracting customers who are not necessarily interested in joining DAMARK's product orientated clubs.

    The Company's overall membership strategy includes bringing individually relevant and compelling new club concepts to market. The Company currently has several new club concepts in various stages of development and include such clubs as line extensions to existing clubs and new discount and affinity clubs.

CATALOG RETAIL MARKETING

    PRODUCTS

    The Company's retail marketing strategy is centered around identifying attractively priced, brand-named products that appeal to its targeted customer base and can be offered as "Great Deals." These products are classified into two broad types: "continuity" goods consisting primarily of new and mid-life cycle products; and "opportunity" goods which are products towards the end of their life cycle and which may be classified as remanufactured, refurbished goods or discontinued and overstocked goods. As the Company's business has grown, the portion of continuity goods offered by the Company has increased and currently represents the vast majority of the Company's product sales. The Company offers a variety of items in six major product categories. Each product category's percentage of aggregate net product sales for the last two years is presented below:

PRODUCT CATEGORY                                                                 1996       1995
-----------------------------------------------------------------------------  ---------  ---------
Computers....................................................................       29.8%      27.2%
Home Office..................................................................       16.3       15.6
Consumer Electronics.........................................................       18.2       18.1
Home Decor...................................................................       13.5       15.2
Home Improvement.............................................................       14.8       14.5
Sports/Fitness...............................................................        7.4        9.4
                                                                               ---------  ---------
                                                                                   100.0%     100.0%
                                                                               ---------  ---------
                                                                               ---------  ---------

During 1996, purchases by PBC and Insiders members represented approximately 47% of the Company's net product sales.

    PRODUCT PROFITABILITY

    The overall product profit margin depends on the mix of sales among the six primary product categories. Products with higher price points, such as computers, consumer electronics and home office products (the "hardline product categories"), generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, items with lower price points, such as home decor, home improvement and sports/fitness products (the "softline product categories"), generally have higher percentage profit margins but provide less actual dollar margin contribution per unit. During 1996, the gross profit margins ranged between 19.0% and 22.5% for the hardline product categories and between 34.8% and 36.7% for the softline product categories. The increase or decrease in the sales mix of the product categories between years generally reflect the changes in product offerings in the Company's catalogs which are made in response to changes in consumer demand. During the third quarter of 1995, the Company began to analyze product profitability at an individual SKU level within the slotting criteria for each major type of catalog mailed to its customer segments. As a result, overall gross margins on net product sales have improved over the last six quarters.

    PRODUCT ACQUISITION AND PLANNING

    The Company's buyers and product planning staff continuously evaluate new product offerings based on emerging merchandise trends, consumer demand, product performance histories, current inventory positions, product quality and expected product profitability. Empirical analyses of the Company's database on historical product sales allow the Company to model expected customer purchasing behaviors based on past performance of similar products. Inventory levels are managed through careful analyses of, among other things, the size of each purchase, the return rates and other privileges obtained from over 1,200 different suppliers, none of which accounted for more than ten percent of total purchases in 1995 or 1996. Short lead times from product acquisition to product offering enable the Company to purchase smaller quantities of a new product and allow more of the purchases to be based on the product's actual sales performance. Periodically, the Company pursues opportunistic purchases to offer such merchandise in its catalogs.

    PRODUCT PRESENTATION

    The Company's in-house staff produces the advertising copy and layouts for each of the Company's full-color catalog versions and other DAMARK promotional materials using a variety of methods, including sophisticated desktop publishing systems. Substantially all of the photographs used in the catalogs and other DAMARK promotions are taken at the Company's in-house photo studio. The Company's catalogs and promotional materials are printed by outside vendors.

    DAMARK uses several catalog formats to market its products to its customers:

    NEW PROSPECTS "FRONT-END" AND NON-CLUB CATALOGS--The front-end and non-club catalogs are generally 64 page catalogs offering approximately 300 products. The purpose of this catalog is to generate opportunities (in the form of telephone calls from potential customers) for the Company to sell merchandise and convert customers to Preferred Buyers' Club members. The Company chooses products for this type of catalog which, based on the Company's experience, are expected to be attractive to its targeted customers. Various promotions are used to help generate initial and additional purchases. The front-end catalog is sent to prospective customers meeting the Company's targeted demographic profile whose names are generally obtained from mailing lists rented from other direct marketing companies. The non-club catalog is mailed to selected customers who have shopped with DAMARK previously but have not yet become a club member. During 1996, the Company mailed 17 front-end catalog editions and 21 non-club catalog editions with an aggregate circulation of approximately 112 million.

    PBC AND INSIDERS "MEMBERS ONLY" CUSTOMER CATALOGS--These catalogs are generally 64 to 80 page catalogs with approximately 300 to 350 product offerings. This type of catalog highlights new products and gives club customers frequent opportunities to shop for products. During 1996, the Company mailed approximately 34 members only catalog editions with an aggregate circulation of approximately 33 million.

    SPECIAL CATALOGS--Periodically, the Company develops certain specialty catalogs, generally 48 pages, which feature single categories such as electronics, home decor, home office or re-manufactured merchandise. In 1996, the Company produced three special category catalog editions. In addition, the Company annually mails two editions of its Big Book which is a 160 to 172 page general merchandise catalog.

THE DAMARK CUSTOMER

    TARGETED CUSTOMER BASE

    The Company is differentiated from most direct marketers by targeting well-educated, male customers with higher-than-average income as its primary market. Based on a study by an independent marketing company, 73% of DAMARK's customers are males; 54% of its customers are 25 to 44 years of age; the median family income of DAMARK's customer is $48,000; and 50% of DAMARK's customers have at least a college degree. In order to add new customers cost effectively, the Company uses sophisticated targeting techniques to select potential new customer names to rent from other direct mail companies and analyzes strategic list acquisition alternatives. Once a customer purchases from DAMARK, the Company analyzes empirical data from its proprietary database to maximize the long-term revenue potential of the customer.

    NEW CUSTOMER ACQUISITION

    Acquiring new customer names cost effectively is an important objective of any direct marketing organization. The Company works towards this objective by mailing its "new prospects catalog" or front-end catalog at least monthly to more than four million prospective customers meeting the Company's targeted demographic profile. The prospect names are selected from mailing lists rented from various sources, but principally from other direct marketing companies based on DAMARK's regression analysis, specific media analysis and other means of evaluating customer and market data.

    New customer name acquisition is important in maintaining or growing the Company's active customer base and in providing for continued growth. During fiscal years 1995 and 1996, approximately 750,000 and 675,000 new names, respectively, were added to the Company's proprietary customer list. Front-end customer sales from catalogs were approximately 33% and 28%, respectively, of net product sales in 1995 and 1996.

    CUSTOMER ASSET MANAGEMENT

    The Company's overall objective is to identify and acquire as many new customers that fit its customer profile and, once acquired, to market member services to these customers and maximize the long-term revenue potential from these customers. Through empirically based marketing and merchandising efforts, the Company seeks to maximize sales of products and services to its existing customers. Demographic and regression analysis of historical purchasing patterns of existing customers, as well as recency and frequency modeling, is performed to increase revenues from and maximize the profitability of these customers. The Company mails non-club customers a modified version of the new prospects catalog which periodically utilizes various promotional strategies to encourage additional purchases.

    During 1996, sales from repeat ("back-end") customers, including sales from club members, represented approximately 72% of aggregate net product sales. The Company's proprietary customer list currently exceeds 12 million names.

    VALUE PRICING AND SERVICE

    The Company's overall pricing strategy is to provide its customers with a broad selection of "Great Deals" by discriminately selecting brand-name and other quality merchandise which it believes will be particularly attractive to its customer base. The Company's objective is to offer this merchandise at or below the available pricing from dominant discount retailers; in addition, PBC and Insiders members receive a 10% discount on merchandise purchases. The Company also seeks to build customer satisfaction and loyalty and encourages repeat purchases by providing a "hassle-free" shopping experience and superior customer satisfaction.

CREDIT AND PAYMENT CONCEPTS

    Customer payments for product and service purchases are accepted through major credit cards, private label credit cards, checks or money orders. The Company offers its customers varying installment billing plans with no finance charges payable to the Company. At December 31, 1996, the Company had approximately $24.3 million in installment plan receivables. Receivables under the Company's installment billing plans are generally outstanding approximately 90 days, but under certain circumstances, can be outstanding up to 270 days. DAMARK introduced a private label credit card in 1993. All credit financing for the DAMARK private label credit card is provided by an independent financial institution which performs all credit approval and collection efforts. Under the arrangements with the independent financial institution, all private label credit sales are without recourse to the Company, and accordingly, the Company does not bear any risk of collection. At December 31, 1996, DAMARK private label credit cardholders totaled approximately 100,000.

    During 1996, the Company entered into an agreement with a major credit card issuer whereby the Company will be able to market a co-branded VISA credit card with the DAMARK logo through a variety of means. The co-branded credit card, which will provide a number of benefits to cardholders, is one of the strategies by which the Company expects to build additional brand loyalty. During 1996, the Company began test marketing its co-branded credit card. Further testing will be performed prior to the Company's expected full scale launch later in 1997.

DIRECT MARKETING OPERATIONS

    TELESERVICES AND ORDER ENTRY

    DAMARK processes approximately 80% of its customer order volume through 24-hour toll-free telephone numbers and approximately 20% of its customer orders are received by mail. Generally, telephone orders are processed within two to four minutes depending on the nature of the order and whether or not the customer is a club member. The Company has the capacity of handling up to 1,000 orders per hour. In order to meet expected increased order volume and to minimize weather and other business risks, the Company opened a second telemarketing center in Junction City, Kansas during 1996. Teleservices representatives at each of the Company's call centers process orders directly into the Company's on-line data processing system which provides product availability information, product specifications, accessories, available product substitution, if necessary, and expected ship date, each of which is available to the customer during the telephone order process. Teleservices representatives generally use a scripted sales system, are knowledgeable in key product features and are trained to sell accessories and peripheral products, memberships in the Company's clubs and extended service plans provided by third party vendors.

    FULFILLMENT

    Fulfillment activities include receiving merchandise from suppliers, inspecting merchandise for damage or defects, storing product for easy access, picking products ordered by customers from the distribution center, repackaging products in approved containers if necessary, and shipping ordered products to the customer.

    The Company uses an integrated computer picking, packing and shipping system. The system monitors the in-stock status of each product ordered, processes the order and generates the related packing and shipping materials, taking into account the bin location of products within the distribution center. DAMARK has the capacity to pick, pack and ship up to 25,000 packages per normal work shift, but adjusts its employee levels and its processing system to meet varying demand levels. During 1994, the Company constructed a 400,000 square foot distribution facility and installed a new warehouse distribution system during 1995. The Company estimates that over 90% of the products ordered by customers are in stock and, of these orders which are credit approved, substantially all are shipped no later than the next day.

    CUSTOMER SERVICE AND RETURNS

    Customer service activities consist principally of customer requests for order and refund status, questions regarding club membership, response to product inquiry questions, authorization of customer returns and referral of product warranty claims which are generally the responsibility of the manufacturer.

    The Company's product return policy generally allows customers to return products up to 60 days after the customer receives the products. During 1996, the Company experienced customer returns of approximately 15% of gross product sales. The Company believes its return experience is within the customary range for similar direct marketing businesses. Product return experience is closely monitored by the Company at the individual product level to assist in identifying trends in product offerings, chronic product defects and quality issues in order to assess future purchases and enhance customer satisfaction.

    INFORMATION SYSTEMS AND TECHNOLOGY

    The Company has developed an integrated management information system which allows telephone orders to be captured on-line and mail orders to be efficiently entered into the system. The Company's automated order entry system edits orders and generates distribution center pick tickets and packing slips for order fulfillment operations. The Company's system is an on-line transaction processing system which is a fully redundant, high availability order capture and order fulfillment system. The information system also provides support for merchandising, inventory management, marketing, financial and management reporting. The on-line access to information allows management to monitor daily trends, market conditions and performance of the product acquisitions and planning functions.

COMPETITION

    The Company competes with value marketers, convenience marketers and relationship marketers. These competitors include a wide variety of department, discount and specialty stores, as well as cable home shopping networks and other mail order catalogers. Within the value marketing segment of the retail business, the Company competes directly with regional and national firms, including such retailers as Best Buy, Circuit City, J.C. Penney, Sears, Target and Wal-Mart. The Company also competes on certain products with specialty retailers including Comp USA, Home Depot, Staples and in the convenience marketing segment with Lands' End, L.L. Bean, Spiegel and Williams-Sonoma. Competitors of the Company from the relationship marketer segment include, among others, CUC International, Inc. Many of the Company's competitors have greater financial, distribution and marketing resources.

FORWARD-LOOKING INFORMATION

    Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; continuity of relationships with or purchases from major vendors; product mix; competitive pressures on sales and pricing; and increases in catalog production and other costs which cannot be recovered through improved pricing of products and services.

EMPLOYEES

    At March 3, 1997, the Company had approximately 1,366 employees, including approximately 452 part-time employees. Historically, the Company has not experienced any significant difficulty in obtaining, additional flex-time teleservice, warehouse and distribution employees which are required during the Company's seasonal peak period. See "Management's Discussion and Analysis--Seasonality." None of the Company's employees are party to a collective bargaining agreement.

    The Company's operations depend in part on its ability to attract, train and retain qualified personnel. As special employee incentives, the Company provides, among other things, an on-site day care center and cafeterias operated by third-party service companies. These services are subsidized by the Company.

TRADEMARKS AND TRADE NAMES

    The "DAMARK", "C.O.M.B.", "The Great Deal Company" and "Preferred Buyers Club" trademarks, among others, are owned by the Company and are registered with the U.S. Patent and Trademark Office. The Company has other pending registration applications and will pursue other registrations as appropriate to establish and preserve its rights.

ITEM 2.  PROPERTIES

    The Company owns a 400,000 square foot distribution facility on an 80 acre parcel in Brooklyn Park, Minnesota. The Company leases a 250,000 square foot office, telemarketing center and warehouse facility also in Brooklyn Park, Minnesota under a ten-year net lease expiring in July 2000. The Company owns a 12 acre parcel immediately adjoining its leased office and warehouse facility. The Company also leases a 38,000 square foot call center facility in Junction City, Kansas under a ten-year lease expiring in May 2006.

    The Company believes that its properties are well maintained, in good operating condition and its existing warehouse space will be sufficient to accommodate its anticipated peak inventory level in 1997.

ITEM 3.  LEGAL PROCEEDINGS

    On October 25, 1996, a current PBC customer commenced an action against the Company in state court in New Jersey. This action was styled on his behalf and on behalf of a class of Company customers, each of which are members of the Company's Preferred Buyers' Club. The plaintiff alleges that he and the other members of the proposed class have not received anticipated benefits as members of the PBC. The plaintiff's complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Although the litigation is in the early stages, the Company believes that it has meritorious defenses and does not anticipate any material adverse financial result. The Company is defending the action aggressively.

    In addition to the foregoing, the Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. In the opinion of management, any losses which may occur are adequately covered by insurance, are provided for in the Company's financial statements, or are without merit and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company at March 3, 1997, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

         NAME               AGE                                   TITLE
----------------------      ---      ----------------------------------------------------------------
Mark A. Cohn                    39   Chairman, President and Chief Executive Officer
Arlyn J. Lomen                  47   Senior Vice President--Finance and Administration Group, Chief
                                       Financial Officer and Secretary
Kent A. Arett                   54   Senior Vice President--Information Systems and Operations Group
Michael D. Moroz                33   Vice President Marketing--Retail Group
George S. Richards              32   Vice President Marketing--Membership and Partnership Group

    Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term, except for Mark A. Cohn. Mr. Cohn serves as Chairman and Chief Executive Officer under the terms of an employment agreement which provides that Mr. Cohn's employment may not be terminated, other than for cause, by the Company before July 31, 1999. There are no family relationships between or among any of the executive officers or directors of the Company.

    MR. COHN is a founder of the Company and has been the Chief Executive Officer of the Company since its inception in 1986.

    MR. LOMEN was named Senior Vice President--Finance and Administration Group in January 1996. He joined the Company in May 1995 as Vice President-- Finance and Administration, Chief Financial Officer and Secretary. From 1985 to 1995, Mr. Lomen was Vice President, Treasurer and Chief Financial Officer of Genmar Holdings, Inc., a pleasure boat manufacturer. Prior thereto, Mr. Lomen was employed by Carlson Companies, Inc., and Arthur Andersen LLP.

    MR. ARETT was named Senior Vice President--Information Systems and Operations Group in January 1996. Prior thereto, he was Vice President--Information Systems and Operations of the Company from May 1995. He served as the Company's Vice President--Information Systems and New Business Development from December 1993 to May 1995. From 1988 to 1993, Mr. Arett was Vice President--Operations and Systems of Sears Catalog, a division of Sears, Roebuck & Co., Inc. Prior thereto, he held various positions with Fingerhut Companies, Inc., The Musicland Group, Inc. and Electronic Data Systems.

    MR. MOROZ was named the Company's Vice President Marketing--Retail Group in May 1995. From June 1994 to May 1995, Mr. Moroz served as the Company's Vice President of Marketing. Since joining the Company in 1988, Mr. Moroz has held various marketing positions with the Company. Prior thereto, Mr. Moroz held various marketing positions with COMB Corporation.

    MR. RICHARDS joined the Company in December 1995 as Vice President Marketing--Membership and Partnership Group. From 1994 to 1995, Mr. Richards was Vice President--Marketing and Business Development with Montgomery Ward Direct, L.P., a catalog joint venture between Fingerhut Companies, Inc. and Montgomery Ward. From 1993 to 1994, he was a Senior Engagement Manager with McKinsey & Company, Inc., a global strategy marketing consulting firm. From 1990 to 1993, Mr. Richards held various catalog and specialty retail marketing management positions with Sears, Roebuck & Co., Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "DMRK." As of February 20, 1997, there were 432 holders of record of the Company's Common Stock.

    The following table sets forth, for the periods indicated, the range of high and low sale prices of the Company's Common Stock.

                                                                                  HIGH        LOW
                                                                               ----------  ----------
1996
Fourth Quarter...............................................................  $      13   $       81/4
  (September 29, 1996 to December 31, 1996)
Third Quarter................................................................         171/2        107/8
  (June 30, 1996 to September 28, 1996)
Second Quarter...............................................................         151/2         87/8
  (March 31, 1996 to June 29, 1996)
First Quarter................................................................          91/2         6
  (January 1, 1996 to March 30, 1996)

1995
Fourth Quarter...............................................................  $       71/2 $       51/2
  (October 1, 1995 to December 31, 1995)
Third Quarter................................................................          77/8         55/8
  (July 2, 1995 to September 30, 1995)
Second Quarter...............................................................          75/8         53/4
  (April 2, 1995 to July 1, 1995)
First Quarter................................................................          9           61/4
  (January 1, 1995 to April 1, 1995)

    The Company has never declared or paid cash or stock dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank credit agreement restricts the payment of dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and other financial and statistical information referenced elsewhere in this Report, including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                               YEARS ENDED DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................................  $ 513,716  $ 500,024  $ 477,381  $ 364,274  $ 270,317
Cost of products and services.................................    371,145    375,188    360,645    272,958    199,922
                                                                ---------  ---------  ---------  ---------  ---------
  Gross profit................................................    142,571    124,836    116,736     91,316     70,395
Marketing and administrative expenses.........................    133,317    126,727    107,517     81,769     66,085
                                                                ---------  ---------  ---------  ---------  ---------
  Operating income (loss).....................................      9,254     (1,891)     9,219      9,547      4,310
Interest expense, net.........................................        (66)      (191)      (239)      (202)    (1,595)
Other expense, net............................................        (65)      (709)      (690)      (587)      (332)
                                                                ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes and change in accounting
    principle.................................................      9,123     (2,791)     8,290      8,758      2,383
Income tax benefit (provision)................................     (3,055)       935     (2,419)    (2,979)      (834)
                                                                ---------  ---------  ---------  ---------  ---------
  Income (loss) before change in accounting principle.........      6,068     (1,856)     5,871      5,779      1,549
Change in accounting principle................................     --         --         --         --             91
                                                                ---------  ---------  ---------  ---------  ---------
  Net income (loss)...........................................  $   6,068  $  (1,856) $   5,871  $   5,779  $   1,640
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Per common and common equivalent share:
  Income (loss) before change in accounting principle.........  $     .70  $    (.20) $     .59  $     .67  $    (.45)
  Change in accounting principle..............................     --         --         --         --            .01
                                                                ---------  ---------  ---------  ---------  ---------
    Net income (loss).........................................  $     .70  $    (.20) $     .59  $     .67  $    (.44)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
    Weighted average common and common equivalent shares
      outstanding.............................................      8,730      9,093     10,028      8,568      7,415
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Supplemental income (loss) per common and common equivalent
 share, excluding the impact of the increase in the value of warrants of $4,891 in 1992:
  Net income (loss)...........................................  $     .70  $    (.20) $     .59  $     .67  $     .22
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
  Weighted average common and common equivalent shares
    outstanding...............................................      8,730      9,093     10,028      8,568      7,544
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------


                                                                                     DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................................  $  19,664  $  24,211  $  35,048  $  43,567  $  22,867
Total assets..................................................    142,790    141,728    155,531    146,750     73,659
Total long-term debt excluding current maturities.............     --         --            250        500        951
Total indebtedness............................................      3,000        250        500      2,027      2,187
Common shareholders' equity...................................     62,544     64,936     71,980     64,331     29,531
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    "Management's Discussion and Analysis" included in the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1996 Annual Report are incorporated herein by reference:

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Operations--Years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Election of Directors--Information Concerning Nominees and Directors" and "Section 16(a) Reporting" in the Company's Proxy Statement is incorporated herein by reference. Information concerning Executive Officers of the Company is included in this Report following Item 4 under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Executive Compensation and Other Information", "Employment Contracts and Termination of Employment Arrangements" and "Certain Relationships" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF FORM 10-K REPORT

       (1) FINANCIAL STATEMENTS

           The consolidated financial statements of DAMARK International, Inc. included in the Company's 1996 Annual Report are incorporated herein by reference under Item 8 "Financial Statements and Supplementary Data."

       (2) FINANCIAL STATEMENT SCHEDULES

           All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       (3) EXHIBITS

           The exhibits required to be a part of this Report are listed in the
       Exhibit Index which follows the signatures page included herein.

           A copy of any of these exhibits will be furnished by the Company at a reasonable cost to any person upon receipt from any such person of a written request for any such exhibit. Such request should be sent to DAMARK International, Inc., 7101 Winnetka Avenue North, Minneapolis, Minnesota 55428, Attention: Director of Investor Relations.

    (b) REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1996.

    (c) EXHIBITS

           Included as part of Item 14(a) (3) above.

    (d) FINANCIAL STATEMENT SCHEDULES

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          DAMARK INTERNATIONAL, INC.

Date: March 4, 1997                                 /s/ MARK A. COHN
                                          --------------------------------------
                                                         Mark A. Cohn
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                          OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          /S/ MARK A. COHN            Chairman, Chief Executive Officer and  March 4, 1997
------------------------------------  Director (Principal Executive
            Mark A. Cohn              Officer)

         /S/ ARLYN J. LOMEN           Senior Vice President--Finance and     March 4, 1997
------------------------------------  Administration Group, Chief Financial
           Arlyn J. Lomen             Officer (Principal Financial and
                                      Accounting Officer)

                 *                    Director                               March 4, 1997
------------------------------------
          Thomas A. Cusick

                 *                    Director                               March 4, 1997
------------------------------------
          Jack W. Eugster

                 *                    Director                               March 4, 1997
------------------------------------
         Harold Roitenberg

                 *                    Director                               March 4, 1997
------------------------------------
           Ralph Strangis

                 *                    Director                               March 4, 1997
------------------------------------
           Joel N. Waller

    *By:        /s/ MARK A. COHN                                             March 4, 1997
  -------------------------------
           (Mark A. Cohn
         ATTORNEY-IN-FACT)

* Mark A. Cohn, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of DAMARK International, Inc. on behalf of each of such directors.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OF
                           DAMARK INTERNATIONAL, INC.
                                      FOR
                      FISCAL YEAR ENDED DECEMBER 31, 1996

                            ------------------------

                                    EXHIBITS

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                               PAGE IN
 REGULATION S-K                                                                                              SEQUENTIAL
  EXHIBIT TABLE                                                                                               NUMBERING
    REFERENCE                                        TITLE OF DOCUMENT                                         SYSTEM
-----------------  -------------------------------------------------------------------------------------  -----------------
            3      Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the                  *
                     Company's Registration Statement on Form S-1 (No. 33-45056))

            3      Article IV of the Restated Articles of Incorporation of the Registrant (filed as                   *
                     Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-45056))

            3      Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's Registration              *
                     Statement on Form S-1 (No. 33-45056))

            4      Specimen Certificate of Class A Common Stock (filed as Exhibit 4.2 to the Company's                *
                     Registration Statement on Form S-1 (No. 33-45056))

           10      Facilities Lease between the Registrant and Steven B. Hoyt (filed as Exhibit 10.2 to               *
                     the Company's Registration Statement on Form S-1 (No. 33-45056))

           10      1991 Stock Option Plan (filed as Exhibit 10.3 to the Company's Registration Statement              *
                     on Form S-1 (No. 33-45056))

           10      Nonqualified Stock Option Agreement for Jeff G. Palkovich (filed as Exhibit 10.9 to                *
                     the Company's Registration Statement on Form S-1 (No. 33-45056))

           10      Nonqualified Stock Option Agreement for Jack W. Eugster (filed as Exhibit 10.10 to                 *
                     the Company's Registration Statement on Form S-1 (No. 33-45056))

           10      Nonqualified Stock Option Agreement for Harold Roitenberg (filed as Exhibit 10.11 to               *
                     the Company's Registration Statement on Form S-1 (No. 33-45056))

           10      Nonqualified Stock Option Agreement for Ralph Strangis (filed as Exhibit 10.12 to the              *
                     Company's Registration Statement on Form S-1 (No. 33-45056))

           10      Nonqualified Stock Option Agreement for Thomas A. Cusick (filed as Exhibit 10.1 to                 *
                     the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1993)

           10      Nonqualified Stock Option Agreement for Joel N. Waller (filed as Exhibit 10.2 to the               *
                     Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

           10      Nonqualified Stock Option Agreement, dated May 10, 1995, for Ralph Strangis (filed as              *
                     Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1995)

           10      Employment Agreement among the Registrant and Mark A. Cohn , dated as of August 12,                *
                     1992 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1992)

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                               PAGE IN
 REGULATION S-K                                                                                              SEQUENTIAL
  EXHIBIT TABLE                                                                                               NUMBERING
    REFERENCE                                        TITLE OF DOCUMENT                                         SYSTEM
-----------------  -------------------------------------------------------------------------------------  -----------------
           10      Amendment to Employment Agreement among the Registrant and Mark A. Cohn, dated as of               *
                     July 17, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form
                     10-Q for the fiscal quarter ended July 1, 1995)

           10      Shareholder Agreement among the Registrant and Mark A. Cohn, dated August 12, 1992                 *
                     (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

           10      DAMARK International, Inc. Deferred Compensation Plan for Non-Employee Directors                   *
                     (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No.
                     33-45056))

           10      Credit Agreement, dated as of March 22, 1996, by and between the Registrant and First              *
                     Bank National Association as Agent for the Banks named therein (the "Credit
                     Agreement") (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q
                     for the fiscal quarter ended March 30, 1996)

           10      First Amendment, dated as of October 18, 1996, to the Credit Agreement (filed as                   *
                     Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1996)

           10      Second Amendment, dated as of February 10, 1997, to the Credit Agreement

           11      Computation of Earnings Per Share

           13      Management's Discussion and Analysis of Financial Condition and Results of Operation
                     covering the years ended December 31, 1996 and 1995

         13.1      Consolidated Financial Statements as of December 31, 1996 and 1995

           21      Subsidiaries of DAMARK International, Inc.

           23      Consent of Arthur Andersen LLP

           24      Powers of Attorney

           27      Financial Data Schedule

------------------------

* Document has been incorporated by reference