Form 10-Q
period 1997-03-29
DAMARK INTERNATIONAL INC
filed 1997-05-09
CIK 883324

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the quarterly period ended March 29, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from         to
                                          -------    ------

Commission File Number: 0-19902


                              DAMARK INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

                     Minnesota                   41-1551116
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)



                              7101 Winnetka Avenue North
                            Minneapolis, Minnesota  55428
                       (Address of principal executive offices)
                                      (Zip code)

                                    (612) 531-0066
                 (Registrant's telephone number, including area code)

                                    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
    Yes      X         No
         ----------        ----------


On May 7, 1997, there were 8,020,648 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                              DAMARK INTERNATIONAL, INC.


                                        INDEX
                                        -----


PART  I.  FINANCIAL INFORMATION                                             PAGE

    Item 1:   Financial Statements.

              Consolidated Statements of Operations
              For the quarters ended March 29, 1997 and March 30, 1996        1

              Consolidated Balance Sheets
              As of March 29, 1997 and December 31, 1996                      2

              Consolidated Statements of Cash Flows
              For the quarters ended March 29, 1997 and March 30, 1996        3

              Notes to Consolidated Financial Statements                      4

    Item 2:   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   6

PART II.  OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-K                               10

                              DAMARK INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                      Quarter Ended
                                                -------------------------
                                                March 29,        March 30,
                                                  1997             1996
                                                --------         --------

Net revenues . . . . . . . . . . . . . . . . . . $128,622        $116,897
Cost of products and services. . . . . . . . . .   93,224          85,452
                                                  --------        --------

  Gross profit . . . . . . . . . . . . . . . . .   35,398          31,445
Marketing and administrative expenses. . . . . .   34,628          31,719
                                                  --------        --------

  Operating income (loss). . . . . . . . . . . .      770            (274)
Interest expense, net. . . . . . . . . . . . . .     (177)            (15)
Other income, net. . . . . . . . . . . . . . . .       14               5
                                                  --------        --------

  Income (loss) before income taxes. . . . . . .      607            (284)
Income tax benefit (provision) . . . . . . . . .     (206)             99
                                                  --------        --------

  Net income (loss). . . . . . . . . . . . . . . $    401        $   (185)
                                                  --------        --------
                                                  --------        --------


  Net income (loss) per common share . . . . . . $   0.05        $  (0.02)

  Weighted average number of common and dilutive
   common equivalent shares outstanding . . . . .   8,408           8,700
                                                   -------         -------
                                                   -------         -------


             See accompanying notes to concolidated financial statements.

                              DAMARK INTERNATIONAL, INC.

                             CONSOLIDATED BALANCE SHEETS
                             (DOLLAR AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                        ASSETS

                                                     March 29,      December 31,
                                                       1997            1996
                                                    ----------      ------------

Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . $       2        $      2
 Trade accounts receivable, net. . . . . . . . . . .    35,594          30,985
 Due from vendors and other, net . . . . . . . . . .     6,625           6,602
 Merchandise inventories . . . . . . . . . . . . . .    67,469          53,016
 Deferred catalog costs. . . . . . . . . . . . . . .     7,796           6,613
 Other . . . . . . . . . . . . . . . . . . . . . . .     1,150           1,257
                                                       -------         -------
   Total current assets. . . . . . . . . . . . . . .   118,636          98,475

Property and Equipment, net. . . . . . . . . . . . .    35,416          35,904
Intangible and Other Assets, net . . . . . . . . . .     8,186           8,411
                                                       -------         -------
                                                      $162,238        $142,790
                                                       -------         -------
                                                       -------         -------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . $  57,880        $ 41,880
 Accrued liabilities . . . . . . . . . . . . . . . .    13,638          15,226
 Deferred membership income, net . . . . . . . . . .    15,968          16,292
 Deferred income taxes . . . . . . . . . . . . . . .     2,413           2,413
 Borrowings under revolving credit facility. . . . .     8,000           3,000
                                                       -------         -------
   Total current liabilities . . . . . . . . . . . .    97,899          78,811

Deferred Income Taxes. . . . . . . . . . . . . . . .     1,435           1,435
                                                       -------         -------

Shareholders' Equity:
 Class A Common Stock, $.01 par, 20 million
   shares authorized; 8,050,648 and 8,052,147
   shares issued and outstanding at March 29,
   1997 and December 31, 1996, respectively. . . . .        81              81
 Class B Common Stock, $.01 par, 2 million
   shares authorized;
   none issued and outstanding . . . . . . . . . . .        --              --
 Paid-in capital . . . . . . . . . . . . . . . . . .    75,596          75,637
 Accumulated deficit . . . . . . . . . . . . . . . .   (12,773)        (13,174)
                                                       -------         -------
   Total shareholders' equity. . . . . . . . . . . .    62,904          62,544
                                                       -------         -------
                                                      $162,238        $142,790
                                                       -------         -------
                                                       -------         -------

             See accompanying notes to consolidated financial statements.
                                          2

                              DAMARK INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLAR AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)



                                                              Quarter Ended
                                                          ----------------------
                                                          March 29,    March 30,
                                                            1997         1996
                                                          ---------    ---------

OPERATING ACTIVITIES:
    Net income (loss). . . . . . . . . . . . . . . . .  $    401     $   (185)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization. . . . . . . . . . .   1,932        1,637
      Gain on sale of land . . . . . . . . . . . . . . .    (152)          --
      Changes in working capital items -
        Receivables. . . . . . . . . . . . . . . . . . .  (4,632)       3,310
        Merchandise inventories. . . . . . . . . . . . . (14,453)       5,933
        Deferred catalog costs and other current assets.  (1,076)      (2,017)
        Accounts payable and accrued liabilities . . . .  14,412       (4,205)
        Deferred membership income . . . . . . . . . . .    (324)         705
                                                         --------      -------

        Net cash provided by (used in) operating
         activities. . . . . . . . . . . . . . . . . . .  (3,892)       5,178
                                                         --------      -------

INVESTING ACTIVITIES:
    Property and equipment additions, net. . . . . . . .  (1,066)      (1,090)
    Other, net . . . . . . . . . . . . . . . . . . . . .      (1)        (483)
                                                         --------      -------

        Net cash used in investing activities. . . . . .  (1,067)      (1,573)
                                                         --------      -------

FINANCING ACTIVITIES:
    Borrowings under revolving credit facility, net. . .   5,000           --
    Repurchase and retirement of common stock. . . . . .     (74)      (3,181)
    Net proceeds from employee exercise of stock
     options . . . . . . . . . . . . . . . . . . . . . .      33           80
                                                         --------      -------

        Net cash provided by (used in) financing
         activities. . . . . . . . . . . . . . . . . .     4,959       (3,101)
                                                         --------      -------

        Increase in cash and cash equivalents. . . . . .      --          504

    Cash and cash equivalents, beginning of period . . .       2        8,670
                                                         --------      -------

    Cash and cash equivalents, end of period . . . . .  $      2      $ 9,174
                                                         --------      -------
                                                         --------      -------

SUPPLEMENTAL CASH FLOW  INFORMATION:
    Interest paid during the period. . . . . . . . . .  $     79      $    10
    Income taxes paid during the period. . . . . . . .       450          875
                                                         --------      -------
                                                         --------      -------


             See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                     (CONTINUED)


 1) BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and the Form 10-K filed with the Securities and Exchange Commission.

    Due to the seasonality of the Company's business, net revenues and operating results for the quarter ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen week period. As a result, the operating results for the first quarter in 1997 and 1996 included 88 and 90 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results for the periods presented.


(2) EARNINGS PER COMMON SHARE

    Primary and fully diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include, among others, the dilutive effect of stock options which are assumed to be exercised or converted into common shares as of the beginning of the applicable period. In first quarter 1996, common equivalent shares were not included in the calculation as their inclusion would have been antidilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share for either period presented.

    On March 3, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB No. 128"). FASB No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective December 15, 1997. Under FASB No. 128, the presentation of primary EPS is replaced with a presentation of basic EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share". Although early adoption of FASB No. 128 is not permitted, FASB No. 128 requires the restatement of prior year's earnings per share amounts. Earnings per share determined in accordance with FASB No. 128 would have been as follows:





                                           Basic    Diluted
                         Quarter Ended      EPS       EPS
                        ----------------- -------   -------

                        March 29, 1997    $0.05     $0.05

                        March 30, 1996    (0.02)    (0.02)
                                          ------    ------
                                          ------    ------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                     (CONTINUED)


(3) FINANCING ARRANGEMENTS

    The Company has a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. The Company had borrowings outstanding of $8.0 million under its revolving line of credit and letters of credit outstanding of $9.5 million at March 29, 1997.

    The agreement with respect to the credit facility includes covenants which, among other matters, require the Company to satisfy certain financial tests and ratios and place certain limitations on the incurrence of additional indebtedness and the level of capital expenditures. The Company is in compliance with all covenants of its credit facility at March 29, 1997.

(4) COMMITMENTS AND CONTINGENCIES

    During first quarter 1997, stock option transactions were as follows:


                                                          Weighted Average
                                              Shares       Exercise Price
                                             ---------    ----------------
Options outstanding, January 1, 1997. . .    1,188,672           $8.31
 Options granted. . . . . . . . . . . . .        4,500            9.50
 Options canceled . . . . . . . . . . . .       (3,668)           8.23
 Options exercised. . . . . . . . . . . .       (6,001)           5.29
                                             ----------         ------
Options outstanding, March 29, 1997 . . .    1,183,503            8.34
                                             ----------         ------
                                             ----------         ------

Options exercisable, March 29, 1997 . . .      719,977            8.41
                                             ----------         ------
                                             ----------         ------


(5) COMMON STOCK

    During the first quarter of 1997 and 1996, the Company repurchased 7,500 and 448,000 shares, respectively, of its Class A Common Stock, in open market transactions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The selected financial data presented below under the caption "Statements of Operations Data" for each of the periods presented are derived from the Company's consolidated financial statements and express the specific item noted as a percentage of the Company's net revenues for the applicable period.

                                                          First Quarter
                                                    -------------------------
                                                       1997             1996
                                                    ---------        --------

     STATEMENTS OF OPERATIONS DATA:
        Net revenues . . . . . . . . . . . . . . . .   100.0%           100.0%
        Gross profit . . . . . . . . . . . . . . . .    27.5             26.9
        Marketing and administrative expenses. . . .    26.9             27.1
        Operating income (loss). . . . . . . . . . .     0.6             (0.2)
        Net income (loss). . . . . . . . . . . . . .     0.3             (0.2)
                                                      -------          -------
                                                      -------          -------

Net revenues for first quarter 1997 of $128.6 million increased $ 11.7 million, or 10.0%, as compared with net revenues for first quarter 1996. This increase in net revenues was primarily the result of an increase in sales per catalog mailed to $3.98, as compared with sales productivity of $3.71 per catalog mailed in first quarter 1996, and an increase in overall circulation from 32.9 million catalogs mailed during first quarter 1996 to 34.2 million catalogs mailed during first quarter 1997. The sales productivity, on a per catalog basis, in first quarter 1997 reflects the increased mix of product sales to members of the Company's clubs, who generally have the highest sales productivity rate, to 50%, as compared with 46% of product sales in first quarter 1996.


                                                          First Quarter
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
    CATALOG STATISTICS:
     Number of catalogs mailed (in thousands). . .   34,200            32,900
     Average order - total company . . . . . . . .  $   171           $   171
     Response rate - total company . . . . . . . .     2.33%             2.17%
     Sales per catalog:. . . . . . . . . . . . . .
       Front-end (new) customers . . . . . . . . .  $  2.03           $  2.09
       Non-club (back-end) customers . . . . . . .  $  3.64           $  3.58
       Club (back-end) customers . . . . . . . . .  $  8.16           $  7.71
       Total company . . . . . . . . . . . . . . .  $  3.98           $  3.71
                                                    --------          --------
                                                    --------          --------
Product returns from customers increased to 15.7% of gross product sales in first quarter 1997, as compared with 14.8% in first quarter 1996, due primarily to increased sales of computer and other electronic products which generally return at a higher rate. In a continuing effort of servicing its customers better, the Company has implemented numerous enhancements to improve customer satisfaction including, among others, the adoption of next day shipping of products to credit approved customers and improving product in-stock rates. In addition, various potential actions are currently being investigated by the Company in an attempt to reduce the overall product return rate.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

In addition to product shipments, net revenues include membership fees earned from the Company's clubs. These fees increased from $11.7 million in first quarter 1996 to $14.1 million in first quarter 1997. Approximately 180,000 new club members were added during first quarter 1997, as compared with 110,000 new members in first quarter 1996. The increase in new members added during first quarter 1997 was primarily the result of the introduction of two new clubs (Vacation Passport and Insiders') during the last half of 1996. Because of a change in mailing strategy, the Company mailed fewer catalogs to its front-end customer segment during first quarter 1997, as compared with first quarter 1996. Although this change in mailing strategy resulted in fewer sales opportunities for the Company to convert first-time customers to club members during first quarter 1997, the Company currently plans to mail a larger quantity of front end catalogs during 1997 than it mailed in 1996. During first quarter 1997, the Company continued to experience improvement in the number of members renewing their membership for an additional year as 197,000 members renewed during first quarter 1997, as compared with 193,000 members in first quarter 1996. Total club membership totaled 1,083,000 at March 29, 1997, as compared with 982,000 members at March 30, 1996.

                                                          First Quarter
                                                  ----------------------------
                                                     1997               1996
                                                  ---------           -------
    MEMBERSHIP STATISTICS:
     Membership, at period end                    1,083,000           982,000
     Number of new members                          180,000           110,000
     Number of members renewed                      197,000           193,000
                                                  ---------           -------
                                                  ---------           -------

The Company's overall product profit margin is affected by the mix of sales among the six primary product categories which the Company sells, the mix of sales to Preferred Buyers' Club and Insiders' members who receive a 10% discount, and shipping and handling revenue generated as a result of product shipments. Products with higher price points, such as computers, consumer electronics and home office products, generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, products with lower price points, such as home decor, home improvement and sports/fitness products, generally have higher percentage profit margins but provide less actual dollar margin contribution per unit.

                                                            First Quarter
                                                     -------------------------
                                                        1997             1996
                                                     ---------        --------
    PERCENT OF SALES BY CUSTOMER SEGMENT:
     Front-end customers                                 25%               34%
     Non-club customers                                  25                20
     Club customers                                      50                46
                                                     ---------        ---------
                                                        100%              100%
                                                     ---------        ---------
                                                     ---------        ---------


    PERCENT OF SALES BY PRODUCT SEGMENT:
     Computers                                         32.7%             32.1%
     Home Office                                       16.4              18.9
     Consumer Electronics                              17.7              16.7
     Home Decor                                        13.9              11.9
     Home Improvements                                 13.3              12.4
     Sports/Fitness                                     6.0               8.0
                                                    ---------         ---------
                                                      100.0%            100.0%
                                                    ---------         ---------
                                                    ---------         ---------

The overall gross profit margin, as a percentage of net revenues, increased to 27.5% in first quarter 1997, as compared with 26.9% for first quarter 1996, primarily as a result of greater emphasis being placed on increasing product profitability, the increase in new members added and increased membership fees from renewing club members. The increased product margins realized during first quarter 1997, as compared with first quarter 1996, were partially offset by the higher mix of product sales to Preferred Buyers' Club and Insiders' members who receive the 10% product discount and the increased sales mix of lower margin computer and other electronics products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

Marketing and administrative expenses totaled $34.6 million, or 26.9% of net revenues, in first quarter 1997, as compared with $ 31.7 million, or 27.1% of net revenues, in first quarter 1996. As a result of the improved customer response and sales productivity rates, the increased sales mix to club customers and lower overall paper costs, the Company was able to achieve greater advertising leverage during first quarter 1997. During first quarter 1997, the Company continued to incur additional administrative and other costs in connection with the expansion of its infrastructure capabilities and information technology resources.

The Company reported net interest expense of $177,000 and $15,000 in first quarter 1997 and 1996, respectively. This expense results primarily from interest costs associated with borrowings under the Company's bank credit facility, partially offset by interest earned on short term investments of the Company's excess cash.

The Company's effective tax rate was 33.9% and 34.9% for first quarter 1997 and 1996, respectively.

As a result of the above factors, the Company reported net income of $401,000, or $.05 per share, for first quarter 1997, as compared with a net loss of $185,000, or a loss of $.02 per share, for first quarter 1996. The weighted average number of common shares outstanding during first quarter 1997 decreased to 8.4 million shares, as compared with 8.7 million weighted average shares outstanding during first quarter 1996, primarily as a result of the Company's ongoing stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $20.7 million at March 29, 1997, as compared with $19.7 million at December 31, 1996. The Company's current ratio was 1.2 to 1.0 at March 29, 1997, as compared with
1.3 to 1.0 at December 31, 1996.

Net cash used in operating activities totaled $3.9 million for first quarter 1997, as compared with cash provided by operating activities of $5.2 million during the same period in 1996. During first quarter 1997, the Company's net working capital requirements increased primarily as a result of increased merchandise inventories planned in response to an anticipated increase in sales volume and an increase in installment plan receivables due to the introduction of a six payment installment plan to compliment the Company's existing four payment installment plan. Deferred club membership revenue, recorded net of initial direct acquisition-related costs, totaled $16.0 million at March 29, 1997, down slightly from the $16.3 million which was deferred at year end 1996.

During first quarter 1997, the Company made capital expenditures of approximately $2.3 million, as compared with approximately $1.1 million during first quarter 1996. The expenditures during first quarter 1997 consisted primarily of computer hardware and software enhancements to accommodate the Company's enhanced customer service levels, higher operational efficiency standards and anticipated future growth. The Company plans to open an additional teleservices center later in 1997. The Company continues to evaluate its needs for additional investment to further enhance customer satisfaction, information technologies and infrastructure capabilities, management currently anticipates that the Company will spend between $8 and $11 million on capital expenditures during the year ended December 31, 1997.

The Company has a $30 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $20 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At March 29, 1997, the Company had letters of credit of $9.5 million and borrowings of $8.0 million outstanding under its credit facility.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

The Company offers its customers varying installment billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $25.7 million and $24.3 million at March 29, 1997 and December 31, 1996, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations as approximately 25% of its net revenues are generally financed by customers on one of the Company's installment plans. With the recent offering of a six payment installment plan to its customers, the Company anticipates that its overall receivable balance will continue to increase. As a result, the Company is currently exploring alternative methods to finance these receivables over the longer term. In the shorter term, the Company expects to fund its receivables from internal operations and from availability under its revolving credit facility.

In December, 1996, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock. During first quarter 1997, the Company repurchased 7,500 shares of its common stock under this program.

The Company currently anticipates that cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations, expected working capital requirements and capital expenditures for the remainder of 1997. However, because the Company anticipates the expansion of its offerings of extended payment plans to customers, it is currently exploring alternative methods of financing these receivables. Of course, there can be no assurance that the Company will be able to, among other things, consummate any such alternative methods of financing or obtain additional financing to accommodate the Company's anticipated growth.

SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues are the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during that period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its teleservices, order processing and distribution areas; increases its merchandise inventories; and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December period, or if a sufficient number of qualified employees would not be available on a flex-time or other non permanent basis.

INFLATION

While inflation, excluding increases in postage and paper costs, has not had, and the Company does not expect it to have, a material impact on operating results, there can be no assurance that the Company's business will not be affected by inflation in the future. The Company did experience significant increases in the cost of paper and postage during 1995. While the increases in these areas have subsided, continued cost increases in these areas could have a material impact on advertising and other promotional costs in future periods.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, and increases in catalog production and other costs which cannot be recovered through improved pricing of products and services.

                             PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

         a.   Exhibits:

              Exhibit 11 - Computation of Earnings per Share

              Exhibit 27 - Financial Data Schedule

         b.   No Form 8-K's were filed during the quarter ended March 29, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DAMARK INTERNATIONAL, INC.




Date:  May 8, 1997                          By:  /s/ Arlyn J. Lomen
                                                 ------------------
                                                 Arlyn J. Lomen
                                                 Senior Vice President -
                                                 Finance & Administration Group
                                                 and Chief Financial Officer