Form 10-Q
period 1997-06-28
DAMARK INTERNATIONAL INC
filed 1997-08-13
CIK 883324

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 28, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

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

    Yes   X         No
        ------         ------

On August 11, 1997, there were 8,015,815 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                              DAMARK INTERNATIONAL, INC.

                                        INDEX
                                        -----

PART  I.  FINANCIAL INFORMATION                                            PAGE
                                                                           ----
    Item 1:   Financial Statements.

              Consolidated Statements of Operations
              For the Quarter and First Half ended June 28, 1997
              and June 29, 1996                                              1

              Consolidated Balance Sheets
              As of June 28, 1997 and December 31, 1996                      2

              Consolidated Statements of Cash Flows
              For the First Half ended June 28, 1997 and June 29, 1996       3

              Notes to Consolidated Financial Statements                     4

    Item 2:   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6

PART II.  OTHER INFORMATION

    Item 4:   Submission of Matters to a Vote of Security Holders           10

    Item 6:   Exhibits and Reports on Form 8-K                              10

                              DAMARK INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                 Quarter Ended             First Half Ended
                                                            -----------------------     -----------------------
                                                             June 28,     June 29,       June 28,     June 29,
                                                               1997         1996           1997         1996
                                                            ----------   ----------     ----------   ----------
Net revenues  . . . . . . . . . . . . . . . . . . . . . . .  $147,494     $124,133       $276,116     $241,030
Cost of products and services . . . . . . . . . . . . . . .   105,738       89,203        198,962      174,655
                                                            ----------   ----------     ----------   ----------
   Gross profit . . . . . . . . . . . . . . . . . . . . . .    41,756       34,930         77,154       66,375
Marketing and administrative expenses . . . . . . . . . . .    38,172       32,695         72,800       64,414
                                                            ----------   ----------     ----------   ----------
   Operating income . . . . . . . . . . . . . . . . . . . .     3,584        2,235          4,354        1,961
Interest income (expense), net  . . . . . . . . . . . . . .      (278)          89           (455)          74
Other income (expense), net . . . . . . . . . . . . . . . .       (66)           8            (52)          13
                                                            ----------   ----------     ----------   ----------
   Income before income taxes . . . . . . . . . . . . . . .     3,240        2,332          3,847        2,048
Income tax provision  . . . . . . . . . . . . . . . . . . .    (1,101)        (816)        (1,307)        (717)
                                                            ----------   ----------     ----------   ----------
   Net income . . . . . . . . . . . . . . . . . . . . . . .  $  2,139     $  1,516       $  2,540     $  1,331
                                                            ----------   ----------     ----------   ----------
                                                            ----------   ----------     ----------   ----------

   Earnings Per Share:
       Net income per common share  . . . . . . . . . . . .  $    .25       $  .17       $    .30     $    .15

       Weighted average number of common and dilutive
       common equivalent shares outstanding . . . . . . . .     8,595        8,930          8,502        8,815
                                                            ----------   ----------     ----------   ----------
                                                            ----------   ----------     ----------   ----------

             See accompanying notes to consolidated financial statements.

                              DAMARK INTERNATIONAL, INC.

                             CONSOLIDATED BALANCE SHEETS
                             (DOLLAR AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                         ASSETS

                                                        June 28,    December 31,
                                                         1997           1996
                                                      ----------     ----------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $     36       $      2
  Trade accounts receivable, net. . . . . . . . . . .    46,605         30,985
  Due from vendors and other, net . . . . . . . . . .     5,799          6,602
  Merchandise inventories . . . . . . . . . . . . . .    74,060         53,016
  Deferred catalog costs. . . . . . . . . . . . . . .    10,528          6,613
  Other . . . . . . . . . . . . . . . . . . . . . . .     1,404          1,257
                                                      ----------     ----------
    Total current assets. . . . . . . . . . . . . . .   138,432         98,475

Property and Equipment, net . . . . . . . . . . . . .    35,950         35,904
Intangible and Other Assets, net. . . . . . . . . . .     8,029          8,411
                                                      ----------     ----------
                                                       $182,411       $142,790
                                                      ----------     ----------
                                                      ----------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $ 68,628       $ 41,880
  Accrued liabilities . . . . . . . . . . . . . . . .    14,965         15,226
  Deferred membership income, net . . . . . . . . . .    16,661         16,292
  Deferred income taxes . . . . . . . . . . . . . . .     2,413          2,413
  Borrowings under revolving credit facility. . . . .    13,600          3,000
                                                      ----------     ----------
    Total current liabilities . . . . . . . . . . . .   116,267         78,811

Deferred Income Taxes . . . . . . . . . . . . . . . .     1,435          1,435
                                                      ----------     ----------

Shareholders' Equity:
  Class A Common Stock, $.01 par, 20 million shares
    authorized; 8,015,815 and 8,052,147 shares issued
    and outstanding at June 28, 1997 and December 31,
    1996, respectively. . . . . . . . . . . . . . . .        81             81
  Class B Common Stock, $.01 par, 2 million shares
    authorized; none issued and outstanding . . . . .        --             --
  Paid-in capital . . . . . . . . . . . . . . . . . .    75,262         75,637
  Accumulated deficit . . . . . . . . . . . . . . . .   (10,634)       (13,174)
                                                      ----------     ----------
    Total shareholders' equity  . . . . . . . . . . .    64,709         62,544
                                                      ----------     ----------
                                                       $182,411       $142,790
                                                      ----------     ----------
                                                      ----------     ----------

             See accompanying notes to consolidated financial statements.

                              DAMARK INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLAR AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                                      First Half Ended
                                                                 -------------------------
                                                                   June 28,       June 29,
                                                                     1997           1996
                                                                 -----------    ----------
OPERATING ACTIVITIES:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $  2,540       $ 1,331
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization . . . . . . . . . . . . .     3,898         3,467
         Gain on sale of land  . . . . . . . . . . . . . . . . .      (152)           --
         Changes in working capital items -
            Receivables  . . . . . . . . . . . . . . . . . . . .   (14,817)        4,241
            Merchandise inventories  . . . . . . . . . . . . . .   (21,044)       (2,831)
            Deferred catalog costs and other current assets  . .    (4,062)       (1,213)
            Accounts payable and accrued liabilities . . . . . .    26,487        (1,375)
            Deferred membership income . . . . . . . . . . . . .       369         1,323
                                                                 -----------    ----------
            Net cash provided by (used in) operating activities.    (6,781)        4,943
                                                                 -----------    ----------

INVESTING ACTIVITIES:
    Property and equipment additions, net  . . . . . . . . . . .    (3,340)       (2,844)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       (70)         (671)
                                                                 -----------    ----------
            Net cash used in investing activities  . . . . . . .    (3,410)       (3,515)
                                                                 -----------    ----------

FINANCING ACTIVITIES:
    Borrowings under revolving credit facility, net  . . . . . .    10,600            --
    Payments on long term debt . . . . . . . . . . . . . . . . .        --          (250)
    Repurchase and retirement of common stock  . . . . . . . . .      (454)       (3,757)
    Net proceeds from employee exercise of stock options . . . .        79           131
                                                                 -----------    ----------
            Net cash provided by (used in) financing activities.    10,225        (3,876)
                                                                 -----------    ----------
            Increase (decrease) in cash and cash equivalents . .        34        (2,448)

    Cash and cash equivalents, beginning of period . . . . . . .         2         8,670
                                                                 -----------    ----------
    Cash and cash equivalents, end of period . . . . . . . . . .  $     36       $ 6,222
                                                                 -----------    ----------
                                                                 -----------    ----------
SUPPLEMENTAL CASH FLOW  INFORMATION:
    Interest paid during the period  . . . . . . . . . . . . . .  $    240       $    50
    Income taxes paid during the period  . . . . . . . . . . . .       630           875
                                                                 -----------    ----------
                                                                 -----------    ----------

             See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1) BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and the Form 10-K filed with the Securities and Exchange Commission.

    Due to the seasonality of the Company's business, net revenues and operating results for the quarter and first half ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen week period. As a result, the operating results for the first half of 1997 and 1996 included 179 and 181 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results for the periods presented.

(2) EARNINGS PER COMMON SHARE

    Primary and fully diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include, among others, the dilutive effect of stock options which are assumed to be exercised or converted into common shares as of the beginning of the applicable period. Fully diluted earnings per share did not differ significantly from primary earnings per share for any period presented.

    On March 3, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB No. 128"). FASB No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective December 15, 1997.
     Under FASB No. 128, the presentation of primary EPS is replaced with a presentation of basic EPS and fully diluted EPS is replaced with diluted EPS. Although early adoption of FASB No. 128 is not permitted, FASB No. 128 requires the restatement of prior years' earnings per share amounts. Earnings per share, determined in accordance with FASB No. 128, would have been as follows for the second quarter and first half of 1997 and 1996:

                                                  Basic         Diluted
                     Quarter Ended                 EPS             EPS
              ------------------------------    ---------      ----------
              June 28, 1997. . . . . . . . .      $.27           $.25

              June 29, 1996. . . . . . . . .       .18            .17
                                                ---------      ----------
                                                ---------      ----------

                     First Half Ended
              ------------------------------
              June 28, 1997. . . . . . . . .      $.32           $.30

              June 29, 1996. . . . . . . . .       .15            .15
                                                ---------      ----------
                                                ---------      ----------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

(3) FINANCING ARRANGEMENTS

    In June 1997, the Company amended its bank credit facility. The Company currently has a $50 million credit facility, consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $45 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At June 28, 1997, the Company had borrowings outstanding of $13.6 million under its revolving line of credit and letters of credit outstanding of $5.9 million.

    The agreement with respect to the credit facility includes covenants which, among other matters, require the Company to satisfy certain financial tests and ratios and places certain limitations on the incurrence of additional indebtedness and the level of capital expenditures. The Company is in compliance with all covenants of its credit facility at June 28, 1997.

(4) COMMITMENTS AND CONTINGENCIES

    During first half 1997, stock option transactions were as follows:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                -----------    -----------------
    Options outstanding, January 1, 1997 . .     1,188,672         $  8.31
      Options granted. . . . . . . . . . . .        64,000           13.15
      Options canceled . . . . . . . . . . .        (8,335)           8.11
      Options exercised. . . . . . . . . . .       (11,168)           7.11
                                                -----------      ----------
    Options outstanding, June 28, 1997 . . .     1,233,169         $  8.56
                                                -----------      ----------
                                                -----------      ----------

    Options exercisable, June 28, 1997 . . .       768,185         $  8.19
                                                -----------      ----------
                                                -----------      ----------

(5) COMMON STOCK

    During the first half of 1997 and 1996, the Company repurchased 47,500 and 508,000 shares, respectively, of its Class A Common Stock in open market transactions.

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

                                                 Second Quarter        First Half
                                               ------------------  -------------------
                                                1997       1996      1997     1996
                                               --------  --------  --------  ---------
    STATEMENTS OF OPERATIONS DATA:
        Net revenues . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%
        Gross profit . . . . . . . . . . . . .    28.3      28.1      27.9      27.5
        Marketing and administrative expenses.    25.9      26.3      26.4      26.7
        Operating income . . . . . . . . . . .     2.4       1.8       1.6       0.8
        Net income . . . . . . . . . . . . . .     1.5       1.2       0.9       0.6
                                               --------  --------  --------  ---------
                                               --------  --------  --------  ---------

Net revenues for second quarter 1997 of $147.5 million increased $ 23.4 million, or 18.8%, as compared with net revenues for second quarter 1996. This increase in net revenues was primarily the result of an increase in overall circulation from 34.1 million catalogs mailed during second quarter 1996 to 40.4 million catalogs mailed during second quarter 1997 and an increase in sales per catalog mailed to $3.76, as compared with sales productivity per catalog mailed of $3.71 in second quarter 1996. The sales productivity, on a per catalog basis, in second quarter 1997 reflects the increased mix of product sales to members of the Company's club, members generally have the highest sales productivity rate, to 49% of product sales, as compared with 46% of product sales in second quarter 1996 and the availability of more flexible installment billing plans being offered to its customers.

During first half 1997, net revenues of $276.1 million increased by $35.1 million or 14.6%, as compared to $241.0 million in first half 1996. This increase in net revenues was primarily the result of the increase in catalogs mailed in first half 1997, as compared to first half 1996 and an increase in sales per catalog mailed to $3.88 in first half 1997, as compared to $3.69 per catalog mailed in first half 1996

                                                      Second Quarter        First Half
                                                    ------------------  -------------------
                                                      1997       1996      1997     1996
                                                    --------  --------  --------  ---------
    CATALOG STATISTICS:
      Number of catalogs mailed (in thousands) . .   40,400    34,100    75,000    67,800
      Average order - total company. . . . . . . .   $  180    $  168    $  176    $  168
      Response rate - total company. . . . . . . .     2.09%     2.21%     2.21%     2.19%
      Sales per catalog:
         Front-end (new) customers . . . . . . . .    $1.86     $2.06     $1.93     $2.07
         Non-club (back-end) customers . . . . . .    $3.57     $3.24     $3.57     $3.40
         Club (back-end) customers . . . . . . . .    $9.71     $8.51     $9.01     $8.02
         Total company . . . . . . . . . . . . . .    $3.76     $3.71     $3.88     $3.69
                                                    --------  --------  --------  ---------
                                                    --------  --------  --------  ---------

Product returns from customers decreased to 14.3% of gross product sales in second quarter 1997, as compared with 15.4% in second quarter 1996, due primarily to reduced product returns in the computer and electronic categories. During second quarter, the Company implemented a revised product return policy which, among other things, generally shortened the overall period for which customers were allowed to return products . Product returns for first half 1997 were 15.0%, consistent with the overall product return rate for first half 1996.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)


In addition to product shipments, net revenues include membership fees earned from the Company's clubs. These fees increased from $12.4 million in second quarter 1996 to $15.7 million in second quarter 1997. Approximately 185,000 new club members were added during second quarter 1997, as compared with 134,000 new members in second quarter 1996. The increase in new members added during second quarter 1997 was primarily the result of the success of the Vacation Passport and Insiders' clubs which were introduced during the last half of 1996. During second quarter 1997, the number of members renewing their membership for an additional year continued to increase as 195,000 members renewed during second quarter 1997, as compared with 177,000 members in second quarter 1996. Total club membership was 1,134,000 at June 28, 1997, as compared with 1,015,000 members at June 29, 1996.

                                                        Second Quarter            First Half
                                                    ----------------------  -----------------------
                                                       1997       1996         1997        1996
                                                    ----------  ----------  ----------  -----------
    MEMBERSHIP STATISTICS:
      Members, at period end . . . . . . . . . . .  1,134,000   1,015,000   1,134,000   1,015,000
      Number of new members. . . . . . . . . . . .    185,000     134,000     364,000     244,000
      Number of members renewed. . . . . . . . . .    195,000     177,000     392,000     361,000
                                                    ----------  ----------  ----------  -----------
                                                    ----------  ----------  ----------  -----------

The Company's overall product profit margin is affected by the mix of sales of the six primary product categories which the Company sells, the mix of sales to Preferred Buyers' Club and Insiders' Club members who receive a 10% discount, and shipping and handling revenue. Products with higher price points, such as computers, consumer electronics and home office products, generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, products with lower price points, such as home decor, home improvement and sports/fitness products, generally have higher percentage profit margins but provide less actual dollar margin contribution per unit.

                                                      Second Quarter        First Half
                                                    ------------------  -------------------
                                                      1997       1996      1997     1996
                                                    --------  --------  --------  ---------
    PERCENT OF SALES BY CUSTOMER SEGMENT:
       Front-end customers . . . . . . . . . . . . .    28%       28%       26%       30%
       Non-club customers. . . . . . . . . . . . . .    23        26        24        24
       Club customers. . . . . . . . . . . . . . . .    49        46        50        46
                                                    --------  --------  --------  ---------
                                                       100%      100%    100.0%    100.0%
                                                    --------  --------  --------  ---------
                                                    --------  --------  --------  ---------

     PERCENT OF SALES BY PRODUCT SEGMENT:
       Computers . . . . . . . . . . . . . . . . . .  31.7%     29.1%     32.1%     30.6%
       Home Office . . . . . . . . . . . . . . . . .  13.7      15.7      14.9      17.2
       Consumer Electronics. . . . . . . . . . . . .  17.9      16.8      17.8      16.8
       Home Decor. . . . . . . . . . . . . . . . . .  13.2      13.1      13.6      12.5
       Home Improvements . . . . . . . . . . . . . .  16.8      16.0      15.2      14.3
       Sports/Fitness. . . . . . . . . . . . . . . .   6.7       9.3       6.4       8.6
                                                    --------  --------  --------  ---------
                                                     100.0%    100.0%    100.0%    100.0%
                                                    --------  --------  --------  ---------
                                                    --------  --------  --------  ---------

The overall gross profit margin, as a percentage of net revenues, increased to 28.3% in second quarter 1997, as compared with 28.1% for second quarter 1996 and increased to 27.9% in first half 1997, as compared to 27.5% in first half 1996, primarily as a result of the increase in new club members and increased membership fees received from the larger number of renewing club members. The increased product margins realized during the second quarter and first half of 1997, as compared with comparable periods in 1996, were partially offset by a higher mix of product sales to Preferred Buyers' Club and Insiders' members and the increased sales mix of lower margin computer and other electronics products.

Marketing and administrative expenses totaled $38.2 million, or 25.9% of net revenues, in second quarter 1997, as compared with $32.7 million, or 26.3% of net revenues, in second quarter 1996. This decrease in selling and administrative expenses, as a percent of net revenue is the result of greater advertising leverage during second quarter 1997 due to an increase in average order and sales productivity rates which resulted from increased installment plan sales and increased sales mix to club customers. On a year to date basis, marketing and administrative expenses decreased, as a percent of net revenues, from 26.7% in first half 1996 to 26.3% in first half 1997. The Company is continuing to incur additional administrative and other costs in connection with the expansion of its infrastructure capabilities and information technology resources.

The Company reported net interest expense of $278,000 in second quarter 1997, resulting from interest costs associated with increased borrowings under the Company's bank credit facility. Currently, the Company is experiencing increased working capital requirements as a result of its increased receivable and inventory levels. In second quarter 1996, the Company reported net interest income of $89,000, primarily as a result of income earned from short term investment of its excess cash.

The Company's effective tax rate was 34.0% and 35.0% for second quarter 1997 and 1996, respectively.

As a result of the above factors, the Company reported net income of $2.1 million, or $.25 per share, for second quarter 1997, as compared with net income of $1.5 million, or $.17 per share, for second quarter 1996. For first half 1997, the Company reported net income of $2.5 million or $0.30 per share, as compared to $1.3 million or $0.15 per share in first half 1996.
The weighted average number of common shares outstanding during second quarter 1997 decreased to 8.6 million shares, as compared with 8.9 million shares outstanding during second quarter 1996, primarily as a result of the Company's ongoing stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $22.2 million at June 28, 1997, as compared with $19.7 million at December 31, 1996. The Company's current ratio was 1.2 to 1.0 at June 28, 1997, as compared with 1.3 to 1.0 at December 31, 1996.

Net cash used in operating activities totaled $6.8 million for first half 1997, as compared with cash provided by operating activities of $4.9 million during the same period in 1996. During 1997, the Company's net working capital requirements increased primarily due to its introduction of six and ten pay installment payment billing plans offered to its customers and increased inventory levels required to meet increased customer demand. Deferred club membership revenue, recorded net of initial direct acquisition-related costs, totaled $16.7 million at June 28, 1997.

During first half 1997, the Company made capital expenditures of approximately $4.6 million, as compared with approximately $2.8 million during first half 1996. The expenditures during first half 1997 consisted primarily of computer hardware and software enhancements to enable the Company to provide improved customer service levels and higher operational efficiency standards in an anticipated future growth period. In addition, the Company will open an additional teleservices center during third quarter 1997. The Company continues to evaluate its needs for additional investment to further improve customer satisfaction and enhance information technologies and infrastructure capabilities. Management currently anticipates that the Company will spend between $9 and $11 million for capital expenditures during the year ended December 31, 1997.

In June 1997, the Company amended its bank credit facility. The Company currently has a $50 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $45 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles.
At June 28, 1997, the Company had letters of credit of $5.9 million and borrowings of $13.6 million outstanding under its credit facility.

      The Company offers its customers varying installment billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $35.9 million and $24.3 million at June 28, 1997 and December 31, 1996, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations as approximately 30% to 35% of its net revenues are financed by customers on one of the Company's installment plans. With the recent offering of six pay and ten pay installment plans to its customers, the Company anticipates that its overall receivable balance will continue to increase. As a result, the Company is currently exploring alternative methods to finance these receivables over the longer term. In the shorter term, the Company expects to fund its receivables from internal operations and from availability under its revolving credit facility.

In December 1996, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock. During the first half of 1997, the Company repurchased 47,500 shares of its common stock under this program.

The Company currently anticipates that cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations, expected working capital requirements and capital expenditures for the remainder of 1997. Because the Company anticipates the expansion of its offerings of extended payment plans to customers, it is currently exploring alternative methods of financing these receivables over the longer term. Of course, there can be no assurance that the Company will be able to, among other things, consummate any such alternative methods of financing.

SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues are the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during that period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its teleservices, order processing and distribution areas, increases its merchandise inventories, and incurs significant catalog production and mailing costs.
The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December period or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

INFLATION

Excluding increases in postage and paper costs, inflation has not had and is not expected to have a material impact on the Company's operating results but there can be no assurance that the Company's business will not be affected by inflation in the future. The Company did experience significant increases in the cost of paper and postage during 1995. While the increases in these areas have subsided, continued cost increases in these areas could have a material impact on advertising and other promotional costs in future periods.


FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, increases in catalog production and other costs which cannot be recovered through improved pricing of products and services, and the Company's ability to design, develop, and successfully introduce and market new and existing club concepts.

                             PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on April 17, 1997. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

                                                                   Withhold
                                                    Votes For     Authority
                                                  ------------  -------------
    1)   To elect the following individuals
         to serve as members of the Company's
         Board of Directors until the Annual
         Meeting of Shareholders in the
         year 2000:

         Jack W. Eugster                           7,209,784        396,662
         Harold Roitenberg                         7,209,625        396,821

                                                      Votes         Votes           Broker        Votes
                                                       For         Abstained       Non-Votes     Against
                                                  ------------  -------------    ------------  -------------
    2)   To approve the amendment increasing
         to 1,200,000 the shares authorized
         under the DAMARK International, Inc.
         1991 Stock Option Plan.

                                                  6,066,192         20,903              --       1,519,350

    3)   To ratify the appointment of Arthur
         Andersen LLP as independent auditors
         of the Company for 1997.

                                                  7,588,584          7,753              --          10,107


ITEM 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:

              Exhibit 10.1 - Third Amendment to Credit Agreement, dated as of
                             June 23, 1997, by and between the Registrant, the Banks named therein and First Bank National Association, as Agent for the Banks.

              Exhibit 10.2 - Nonqualified Stock Option Agreement for Stephen J.
                             Hemsley (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8
                             (no. 333-31773)).

              Exhibit 11 -   Computation of Earnings per Share.

              Exhibit 27 -   Financial Data Schedule

         b.   No Form 8-K's were filed during the quarter ended June 28, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAMARK INTERNATIONAL, INC.

Date:  August 11, 1997                 By:  /s/ Arlyn J. Lomen
                                          -----------------------------------
                                            Arlyn J. Lomen
                                            Senior Vice President - Finance &
                                            Administration Group and Chief
                                            Financial Officer