Form 10-Q
period 1997-09-27
DAMARK INTERNATIONAL INC
filed 1997-11-13
CIK 883324

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the quarterly period ended September 27, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from          to

Commission File Number: 0-19902


                          DAMARK INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)





           Minnesota                                                41-1551116
   (State or other jurisdiction of incorporation or           (I.R.S. Employer
                    organization)                            Identification No.)



                          7101 Winnetka Avenue North
                         Minneapolis, Minnesota  55428
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



On November 7, 1997, there were 8,049,964 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                          DAMARK INTERNATIONAL, INC.


                                  INDEX


PART  I. FINANCIAL INFORMATION
                                                                                           Page
                                                                                           ----
        Item 1:  Financial Statements.

                 Consolidated Statements of Operations
                 For the quarter and the three quarters ended September 27, 1997
                 and September 28, 1996                                                      1

                 Consolidated Balance Sheets
                 As of September 27, 1997 and December 31, 1996                              2

                 Consolidated Statements of Cash Flows
                 For the three quarters ended September 27, 1997
                 and September 28, 1996                                                      3

                 Notes to Consolidated Financial Statements                                  4

        Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               6

PART II.    OTHER INFORMATION


        Item 6:  Exhibits and Reports on Form 8-K                                           11


                          DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                 Quarter Ended                    Three Quarters Ended
                                                          -------------------------------     ------------------------------
                                                          September 27,     September 28,     September 27,    September 28,
                                                               1997              1996              1997             1996
                                                          -------------     -------------     -------------    -------------

 Net revenues  . . . . . . . . . . . . . . . . . . . .     $    134,824      $    112,196      $    410,940     $    353,226
 Cost of products and services . . . . . . . . . . . .           93,613            78,936           292,575          253,591
                                                          -------------     -------------     -------------    -------------

  Gross profit . . . . . . . . . . . . . . . . . . . .           41,211            33,260           118,365           99,635
 Marketing and administrative expenses . . . . . . . .           39,435            30,691           112,235           95,105
                                                          -------------     -------------     -------------    -------------

  Operating income . . . . . . . . . . . . . . . . . .            1,776             2,569             6,130            4,530
 Interest income (expense), net  . . . . . . . . . . .             (602)              (43)           (1,057)              31
 Other expense, net  . . . . . . . . . . . . . . . . .              (15)              (88)              (67)             (75)
                                                          -------------     -------------     -------------    -------------

  Income before income taxes . . . . . . . . . . . . .            1,159             2,438             5,006            4,486
 Income tax provision  . . . . . . . . . . . . . . . .             (394)             (853)           (1,701)          (1,570)
                                                          -------------     -------------     -------------    -------------

  Net income . . . . . . . . . . . . . . . . . . . . .     $        765      $      1,585      $      3,305     $      2,916
                                                          -------------     -------------     -------------    -------------
                                                          -------------     -------------     -------------    -------------


 Earnings Per Share - Primary and Fully Diluted:

  Net income . . . . . . . . . . . . . . . . . . . . .     $       0.09      $       0.18      $       0.39     $       0.33
  Weighted average common and dilutive common
   equivalent shares outstanding . . . . . . . . . . .            8,602             8,881             8,535            8,837
                                                          -------------     -------------     -------------    -------------
                                                          -------------     -------------     -------------    -------------


                    See accompanying notes to consolidated financial statements.
                                                 1

                          DAMARK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                    ASSETS

                                                                                             September 27,     December 31,
                                                                                                 1997               1996
                                                                                           ---------------     -------------
 Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $            51      $          2
     Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .              53,294            30,985
     Due from vendors and other, net . . . . . . . . . . . . . . . . . . . . . . . . .               7,585             6,602
     Merchandise inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66,029            53,016
     Deferred catalog costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,289             6,613
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,565             1,257
                                                                                           ---------------     -------------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             139,813            98,475

 Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37,369            35,904
 Intangible and Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,798             8,411
                                                                                           ---------------     -------------
                                                                                           $       184,980      $    142,790
                                                                                           ---------------     -------------
                                                                                           ---------------     -------------


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        51,550      $     41,880
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,363            15,226
     Deferred membership income, net . . . . . . . . . . . . . . . . . . . . . . . . .              17,356            16,292
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,413             2,413
     Borrowing under revolving credit facility . . . . . . . . . . . . . . . . . . . .              28,100             3,000
                                                                                           ---------------     -------------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .             117,782            78,811

 Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,435             1,435
                                                                                           ---------------     -------------

 Shareholders' Equity:
     Class A Common Stock, $.01 par, 20 million shares authorized;
          8,049,964 and 8,052,147 shares issued and outstanding at
          September 27, 1997 and December 31, 1996, respectively   . . . . . . . . . .                  81                81
     Class B Common Stock, $.01 par, 2 million shares authorized;
          none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . .                  --                --
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              75,551            75,637
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (9,869)          (13,174)
                                                                                           ---------------     -------------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .              65,763            62,544
                                                                                           ---------------     -------------
                                                                                             $     184,980     $     142,790
                                                                                           ---------------     -------------
                                                                                           ---------------     -------------


                    See accompanying notes to consolidated financial statements.
                                               2

                          DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLAR AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                   Three Quarters Ended
                                                                                           -----------------------------------
                                                                                            September 27,       September 28,
                                                                                               1997                 1996
                                                                                           ---------------     ---------------
 OPERATING ACTIVITIES:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,305          $       2,916
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            6,202                  5,349
        Gain on sale of land   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (152)                    --
        Deferred income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . .               --                    600
        Changes in working capital items -
          Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23,292)                 1,105
          Merchandise inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,013)               (11,633)
          Deferred catalog costs and other current assets  . . . . . . . . . . . . . .           (4,985)                (2,878)
          Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . .           12,807                  6,724
          Deferred membership revenue  . . . . . . . . . . . . . . . . . . . . . . . .            1,064                  1,313
                                                                                           ---------------     ---------------

          Net cash provided by (used in) operating activities  . . . . . . . . . . . .          (18,064)                 3,496
                                                                                           ---------------     ---------------

 INVESTING ACTIVITIES:

     Property and equipment additions, net . . . . . . . . . . . . . . . . . . . . . .           (6,829)                (5,859)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (72)                  (468)
                                                                                           ---------------     ---------------

          Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .           (6,901)                (6,327)
                                                                                           ---------------     ---------------

 FINANCING ACTIVITIES:
     Borrowings on revolving credit facility, net  . . . . . . . . . . . . . . . . . .           25,100                  2,300
     Payments on long term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                   (250)
     Repurchase and retirement of common stock . . . . . . . . . . . . . . . . . . . .             (454)                (8,016)
     Net proceeds from employee exercise of stock options. . . . . . . . . . . . . . .              368                    143
                                                                                           ---------------     ---------------

          Net cash provided by (used in) financing activities  . . . . . . . . . . . .           25,014                 (5,823)
                                                                                           ---------------     ---------------

          Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .               49                 (8,654)

     Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . .                2                  8,670
                                                                                           ---------------     ---------------

     Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . .       $       51          $          16
                                                                                           ---------------     ---------------
                                                                                           ---------------     ---------------


 SUPPLEMENTAL CASH FLOW  INFORMATION:
     Interest paid during the period . . . . . . . . . . . . . . . . . . . . . . . . .       $      717          $         129
     Income taxes paid during the period . . . . . . . . . . . . . . . . . . . . . . .              728                  1,190
                                                                                           ---------------     ---------------
                                                                                           ---------------     ---------------


                See accompanying notes to consolidated financial statements.
                                             3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and Form 10-K filed with the Securities and Exchange Commission.

    Due to the seasonality of the Company's business, net revenues and operating results for the quarter or for the three quarters ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen week period. As a result, the three quarters ended September 27, 1997 and September 28, 1996 included 270 and 272 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results of the periods presented.


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

    On March 3, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB No. 128"). FASB No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective December 15, 1997. Under FASB No. 128, the presentation of primary EPS is replaced with a presentation of basic EPS and fully diluted EPS is replaced with diluted EPS. Although early adoption of FASB No. 128 is not permitted, FASB No. 128 requires the restatement of prior years' earnings per share amounts. Earnings per share, determined in accordance with FASB No. 128, would have been as follows for the quarter and the three quarters ended September 27, 1997 and September 28, 1996:

                                        Basic                 Diluted
               Quarter Ended             EPS                    EPS
         -------------------------  -------------        ---------------

         September 27, 1997. . . .      $.10                   $.09

         September 28, 1996. . . .       .19                    .18
                                    -------------        ---------------
                                    -------------        ---------------


         Three Quarters Ended
         -------------------------

         September 27, 1997. . . .       $.41                   $.39

         September 28, 1996. . . .        .34                    .33
                                    -------------        ---------------
                                    -------------        ---------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



(3) FINANCING ARRANGEMENTS

    In June 1997, the Company amended its bank credit facility. The Company currently has a $50 million credit facility, consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $45 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At September 27, 1997, the Company had borrowings outstanding of $28.1 million under its revolving line of credit and letters of credit outstanding of $6.3 million.

    The agreement with respect to the credit facility includes covenants which, among other matters, require the Company to satisfy certain financial tests and ratios and places certain limitations on the incurrence of additional indebtedness and the level of capital expenditures. The Company was in compliance with all covenants of its credit facility at September 27, 1997.

(4) COMMITMENTS AND CONTINGENCIES

    During the three quarters ended September 27, 1997, stock option transactions were as follows:

                                                            Weighted Average
                                                 Shares      Exercise Price
                                             ------------- ------------------
    Options outstanding, January 1,1997.....    1,188,672        $ 8.31
     Options granted........................      123,000         14.54
     Options canceled.......................       (8,756)         7.79
     Options exercised......................      (45,334)         8.15
                                             ------------- ------------------
    Options outstanding, September 27,1997..    1,257,582        $ 8.90
                                             ------------- ------------------
                                             ------------- ------------------

    Options exercisable, September 27,1997..      804,419        $ 8.23
                                             ------------- ------------------
                                             ------------- ------------------


(5) COMMON STOCK REPURCHASE

    During the three quarters ended September 27, 1997 and September 28, 1996, the Company repurchased 47,500 and 833,000 shares, respectively, of its Class A common stock in open market transactions.

                MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The selected financial data presented below under the caption "Statements of Operations Data" for each of the periods presented are derived from the Company's consolidated financial statements and express the specific item noted as a percentage of the Company's net revenues for the applicable period.


                                                                 Third Quarter               Three Quarters Ended
                                                           -------------------------        ---------------------
                                                             1997              1996             1997       1996
                                                           ---------         -------        ----------   --------
STATEMENTS OF OPERATIONS DATA:
     Net revenues......................................     100.0%            100.0%            100.0%     100.0%
     Gross profit......................................      30.6              29.6              28.8       28.2
     Marketing and administrative expenses.............      29.2              27.4              27.3       26.9
     Operating income..................................       1.3               2.3               1.5        1.3
     Net income........................................       0.6               1.4               0.8        0.8
                                                           ---------         -------        ----------   --------
                                                           ---------         -------        ----------   --------


Net revenues for third quarter 1997 increased 20% or $22.6 million to $134.8 million as compared to $112.2 million for third quarter 1996. This increase was primarily attributable to the success of new membership programs and an increase in catalogs mailed during third quarter 1997, as compared to third quarter 1996. The impact of the increased circulation was partially offset by a lower overall customer response rate of 1.99% in third quarter 1997, as compared to 2.07% in third quarter 1996. The customer response rate during third quarter 1997 was unfavorably affected by the UPS strike. Even though the Company was able to provide alternative shipping arrangements, the Company experienced a precipitous decline in new customer orders during the UPS strike. Total sales per catalog mailed increased to $3.38 in third quarter 1997, as compared to $3.37 in third quarter 1996. Average order size in third quarter 1997 increased to $170, partially due to the Company's offering of six-pay and ten-pay installment billing plans, as compared to an average order size of $163 in third quarter 1996.

During the first three quarters of 1997, net revenues increased 16% or $57.7 million to $410.9 million, as compared to $353.2 million for the first three quarters of 1996. During this period, the Company mailed approximately 13.5% more catalogs to its customers while total sales per catalog decreased to $3.56, as compared to $3.59 for the same period in 1996.


                                                                 Third Quarter               Three Quarters Ended
                                                           ---------------------------      -----------------------
                                                             1997              1996             1997         1996
                                                           ---------       -----------      ----------   ----------
CATALOG STATISTICS:
     Number of catalogs mailed (in thousands)............    40,800          34,100           115,700      101,900
     Average order - total company.......................   $   170         $   163          $    170     $    167
     Response rate - total company.......................      1.99%           2.07%             2.09%        2.15%
     Sales per catalog:..................................
          Front-end (new) customers......................   $  1.74         $  1.91          $   1.85     $   2.03
          Non-club (back-end) customers..................   $  3.20         $  3.08          $   3.30     $   3.27
          Club (back-end) customers......................   $  7.33         $  6.94          $   7.66     $   7.64
           Total company.................................   $  3.38         $  3.37          $   3.56     $   3.59
                                                           ---------       -----------      ----------   ----------
                                                           ---------       -----------      ----------   ----------


Product returns from customers decreased to 13.4% of gross product sales in third quarter 1997, as compared with 15.9% in third quarter 1996, due partially to the Company's new product return policy which was implemented during second quarter 1997. Product returns for the first three quarters of 1997, as a percentage of gross product sales, were 14.5% as compared to 15.4% for the first three quarters of 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


In addition to product shipments, net revenues include, among other things, membership fees relating to the Company's membership clubs. Membership fees increased 40.9% or $5.4 million to $18.6 million in third quarter 1997, as compared to $13.2 million in third quarter 1996. During third quarter 1997, approximately 218,000 new members were added to the Company's clubs, as compared to 132,000 new members during third quarter 1996. This increase in new members was primarily the result of the continued success of marketing the Vacation Passport and Insiders' clubs (which were first offered to customers during 1996). During the third quarter, the Company continued to successfully test two new club concepts, Essentials for Home and the Great Deal Pak. As in prior quarters, the Company continued to experience an increased number of members who renewed their annual membership for an additional year.

For the first three quarters of 1997, membership fees increased 27.6% or $10.3 million to $47.6 million, as compared to $37.3 million for the first three quarters of 1996. Approximately 578,000 new members were added to the Company's clubs during this period, as compared to 376,000 new members during the first three quarters of 1996. For the first three quarters of 1997, 577,000 members renewed their memberships, an increase of more than 38,000 members during the first three quarters of 1996. Club membership totaled 1,211,000 members as of September 27, 1997.




                                                                 Third Quarter               Three Quarters Ended
                                                           ---------------------------      -----------------------
                                                             1997              1996             1997         1996
                                                           ---------       -----------      ----------   ----------
    MEMBERSHIP STATISTICS:
     Members, at period end..............................  1,211,000        1,026,000        1,211,000    1,026,000
     Number of new members...............................    218,000          132,000          578,000      376,000
     Number of members renewed...........................    182,000          178,000          577,000      539,000
                                                           ---------       -----------      ----------   ----------
                                                           ---------       -----------      ----------   ----------


The Company's overall product margin is affected by the mix of sales of the six primary product categories which the Company sells, the mix of sales to Preferred Buyers' Club ("PBC") and Insiders' members who receive a 10% discount on products purchased, and shipping and handling fees generated from product shipments. Products with higher price points, such as computers, consumer electronics and home office products, generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, products with lower price points, such as home decor, home improvement and sports/fitness products, generally have higher percentage profit margins but provide less actual dollar margin contribution per unit.



                                                                 Third Quarter               Three Quarters Ended
                                                           ---------------------------      -----------------------
                                                             1997              1996             1997         1996
                                                           ---------       -----------      ----------   ----------
    PERCENT OF SALES BY CUSTOMER SEGMENT:
     Front-end customers...............................        26%               29%              26%         29%
     Non-club customers................................        27                24               25          24
     Club customers....................................        47                47               49          47
                                                           ---------       -----------      ----------   ----------
                                                              100%              100%             100%        100%
                                                           ---------       -----------      ----------   ----------
                                                           ---------       -----------      ----------   ----------


    PERCENT OF SALES BY PRODUCT SEGMENT:
     Computers.........................................        29.5%             28.0%            31.3%       29.8%
     Home Office.......................................        14.6              16.6             14.8        17.1
     Consumer Electronics..............................        17.2              19.0             17.6        17.5
     Home Decor........................................        15.0              13.9             14.0        12.9
     Home Improvements.................................        17.7              15.6             16.0        14.7
     Sports/Fitness....................................         6.0               6.9              6.3         8.0
                                                           ---------       -----------      ----------   ----------
                                                              100.0%            100.0%           100.0%      100.0%
                                                           ---------       -----------      ----------   ----------
                                                           ---------       -----------      ----------   ----------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The overall gross profit margin, as a percentage of net revenues, increased to 30.6% in third quarter 1997, as compared to 29.6% for third quarter 1996, and increased to 28.8% in the first three quarters of 1997, as compared to 28.2% in the first three quarters of 1996, primarily as a result of the increased revenue generated by the Company's membership programs (which generally carry larger gross margins than product sales) and the Company's introduction of Free Trial Offer ("FTO") selling for its membership programs. Under the FTO selling program, the customer is allowed to join one of the Company's membership clubs on a free trial basis for 30 to 60 days prior to being billed for the club membership. During the free trial offer period, the customer generally is entitled to all the benefits of a club member except that the PBC and Insiders' trial members are not entitled to receive the 10% discount on products purchased on an initial product order. The increased product margins realized during the first three quarters of 1997, as compared to 1996, were partially offset by the higher mix of product sales to PBC and Insiders' members and the increased sales mix of product categories carrying a lower margin.

Marketing and administrative expenses were $39.4 million, or 29.2% of net revenues, in third quarter 1997, as compared with $30.7 million, or 27.4% of net revenues in third quarter 1996. The increase in marketing and administrative expenses, as a percentage of net revenues, is primarily due to a decrease in advertising leverage partially caused by the reduction in customer response rates related to the UPS strike, and increased startup and training costs associated with the opening of the Company's new call center in Fayetteville, North Carolina. On a year-to-date basis, marketing and administrative expenses increased slightly as a percent of net revenues to 27.3% for the first three quarters of 1997, as compared to 26.9% for the first three quarters of 1996. The Company is continuing to incur costs associated with the expansion of its information technology capabilities, development of new club concepts and its entry into the client membership marketing arena.

The increase in interest expense during third quarter 1997 was primarily associated with increased borrowings under the Company's revolving credit facility caused by increased working capital requirements to fund the Company's installment billing programs.

The Company's effective tax rate was 34.0% and 35.0% for 1997 and 1996, respectively.

As a result of the above, the Company reported net income of $765,000, or $0.09 per share, for third quarter 1997, as compared with $1.6 million, or $0.18 per share, for third quarter 1996. For the first three quarters of 1997, the Company reported net income of $3.3 million or $0.39 per share, as compared to net income of $2.9 million or $0.33 per share for the first three quarters of 1996. At September 27, 1997, the Company had 8,049,964 shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $22.0 million at September 27, 1997, as compared to $19.7 million at December 31, 1996. The Company's current ratio was 1.2 to 1.0 at September 27, 1996, as compared with 1.3 to 1.0 at December 31, 1996.

Net cash used in operating activities totaled $18.1 million for the first three quarters of 1997, as compared with $3.5 million provided by operating activities during the same period in 1996. During 1997, the Company's net working capital requirements increased primarily due to the offering of six-pay installment billing over a five month period and ten-pay installment billing over a nine month period and increased inventory levels needed to support its anticipated product sales growth. Deferred club membership income, recorded net of initial direct acquisition-related costs, totaled $17.4 million at September 27, 1997.

During the first three quarters of 1997, the Company had capital expenditures, net of retirements, of approximately $6.8 million, as compared with approximately $5.9 million during the same period of 1996. The expenditures during the first three quarters of 1997 included costs associated with the opening of an additional teleservices center in Fayetteville, North Carolina and additional computer hardware and software enhancements to enable the Company to provide improved customer service and higher operational efficiencies during an anticipated period of revenue and program growth. The Company continues to evaluate its needs for additional investment to further enhance customer satisfaction and its information technologies and infrastructure capabilities. Management currently anticipates gross capital expenditures between $10 to $12 million during the year ended December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

In June 1997, the Company amended its bank credit facility. The Company arranged a $50 million credit facility consisting of a revolving line of credit and letter of credit facility available through March 1999. The credit facility includes a $45 million sublimit available for working capital and stand-by letter of credit requirements with the entire facility available for documentary letters of credit, in each case subject to a defined borrowing base. Borrowings outstanding under the revolving line of credit bear interest, at the Company's option, at the prime rate of interest or LIBOR plus 1.75% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At September 27, 1997, the Company had letters of credit of $6.3 million and borrowings of $28.1 million outstanding under its credit facility.

The Company offers its customers varying installment billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $34.7 million and $24.3 million at September 27, 1997 and December 31, 1996, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations as approximately 30% to 35% of its net revenues are financed by customers on one of the Company's installment billing plans. With the recent offering of six-pay and ten-pay installment billing plans to its customers, the Company anticipates that its overall receivable balance will continue to increase. As a result, the Company is currently exploring alternative methods to finance these receivables over the longer term. In the shorter term, the Company expects to fund its receivables from internal operations and from availability under its revolving credit facility.

In December 1996, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock. During the first three quarters of 1997, the Company repurchased 47,500 shares of its common stock under this program.

The Company anticipates that cash generated from operations and the available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations, expected working capital requirements and capital expenditures for the remainder of 1997. Because the Company anticipates the expansion of its offerings of longer term billing plans to customers, it is currently exploring alternative methods of financing these receivables. Of course, there can be no assurance that the Company will be able, among other things, to consummate any such alternative methods of financing.

SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues have been the largest during the fourth calendar quarter and a significant portion of its earnings has been realized during this same period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time and seasonal employees in its teleservices, order processing and distribution areas, increases its merchandise inventories and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December period or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

INFLATION

Excluding increases in postage and paper costs, inflation has not had and the Company does not expect it to have a material effect on operating results, but there can be no assurance that the Company's business will not be affected by inflation in the future. The Company did experience significant increases in the cost of paper and postage during 1995. While the increases in paper costs have subsided, significant cost increases in these areas could have a material impact on advertising and other promotional costs in future periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, changes or consumer perceptions of changes in the domestic and or international economic climates, continuity of relationships with or purchases from major vendors and list owners, changes in product mix, teleservices center integration, competitive pressures on sales, pricing and membership services, availability of financing on favorable terms, higher than expected installment plan default rates, and increases in catalog production, product and other costs which cannot be recovered through improved pricing of products and services.

                           PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                    a.   Exhibits:

                         Exhibit 11 - Computation of Earnings per Share.

                         Exhibit 27 - Financial Data Schedule



                    b. No Form 8-K's were filed during the quarter ended September 27, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DAMARK INTERNATIONAL, INC.





Date:  November 10, 1997                        By:  /s/Arlyn J. Lomen
                                                     -----------------
                                                     Arlyn J. Lomen
                                                     Senior Vice President -
                                                     Finance & Administration
                                                     Group and Chief Financial
                                                     Officer