Form 10-K
period 1997-12-31
DAMARK INTERNATIONAL INC
filed 1998-03-11
CIK 883324

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

  For the fiscal year ended December 31, 1997  Commission File Number: 0-19902

                           DAMARK INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

              MINNESOTA                                41-1551116
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      7101 WINNETKA AVENUE NORTH                     (612) 531-0066
     MINNEAPOLIS, MINNESOTA 55428           (Registrant's telephone number,
   (Address of principal executive                including area code)
        offices and Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On March 6, 1998, there were 7,818,464 shares of Class A Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value of the Class A Common Stock of the Registrant held on March 6, 1998 (based on the last reported sale price of the Common Stock on that date by the Nasdaq National Market tier of the Nasdaq Stock Market System) owned by non-affiliates was approximately $86,401,991.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "1997 Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998 filed with the Securities and Exchange Commission (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    DAMARK International, Inc. ("DAMARK" or the "Company"), incorporated in Minnesota in 1986, is an integrated relationship marketer providing consumers with a range of tailored products and services branded under DAMARK-owned nameplates and the nameplates of other consumer marketers. DAMARK's programs, products and services are offered through direct mail and telemarketing channels. The Company offers a variety of membership clubs which provide members with discounts on travel, hospitality and entertainment as well as retail, health and fitness and other convenience needs. As of December 31, 1997, almost
1.4 million consumers belonged to a DAMARK managed membership program. In addition, brand-name, value-priced merchandise is sold through catalogs in six broad categories: computers, home office, consumer electronics, home decor, home improvements and sports/ fitness.

    DAMARK's driving force is its club membership strategy. In 1987, DAMARK introduced the Preferred Buyers' Club-Registered Trademark- ("PBC-Registered Trademark-"). PBC members are among DAMARK's most loyal customers; on average they spend approximately three times as much as DAMARK's other non-membership customers and produce the highest dollar volume of business. In its continuing effort to become a leader in the membership services industry, DAMARK has introduced several new membership clubs during the past two years. Insiders-Registered Trademark- and Vacation Passport-Registered Trademark- were introduced during 1996 and the Great Deal Pack-SM- and Essentials for Home-SM-clubs were introduced during 1997. During 1997 the Company also implemented several test marketing relationships with large, list-owning clients who are financial services industry leaders. As a result, the Company began test marketing membership programs on behalf of these clients.

    During 1993, the Company acquired certain assets and assumed certain obligations of the COMB-Registered Trademark-Corporation ("COMB"), a direct marketer of discount, discontinued and close-out merchandise. As part of this acquisition, the Company obtained COMB's proprietary customer list, including members of COMB's subscription membership clubs. The COMB acquisition was accounted for under the purchase method of accounting, whereby the Company's results of operations include COMB's operating results since the date of acquisition.

DESCRIPTION OF BUSINESS

    The Company's overall business strategy is to be a membership-driven national direct marketer offering its customers "one stop shopping" for many of their shopping needs. Membership benefits include discounts on DAMARK products, discounts and other valuable services from third-party marketing partners on travel, hospitality, entertainment, health and fitness and convenience, as well as other retail services. This marketing strategy includes, among other things, effectively targeting its name acquisition efforts and marketing DAMARK programs, products and services on behalf of other large customer list owners in order to broaden its core customer base and to offer value pricing or "great deals" on brand name and other quality merchandise and services.

MEMBERSHIP MARKETING

    The Company offers consumers the opportunity to join the following membership clubs:

    PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK-

    This club entitles members to a 10% discount on all DAMARK advertised prices, marketplace and catalog best price guarantees, as well as other club benefits. Since first being introduced in 1987, the Preferred Buyers' Club has grown to approximately one million members. Management believes this growth reflects the Company's success in making PBC members feel they receive significant value from their membership. PBC members are among the Company's most loyal customers and produce the highest sales productivity per catalog mailed. PBC members are also the Company's most profitable customer segment and have the most predictable purchasing patterns and longest lasting relationship with the Company. As DAMARK acquires new customers through its catalog mailings, it strives to convert them to PBC members in order to build additional loyalty with these customers and to encourage repeat purchasing of merchandise from the Company's catalogs. PBC members are mailed club catalogs frequently and are periodically mailed other single category and customer segmented catalogs throughout the year.

    INSIDERS-REGISTERED TRADEMARK-

    As part of the Company's continuing effort to increase customer loyalty by further enhancing the value proposition to its existing club members, Insiders, a premier shopping club, was introduced in 1996 to DAMARK customers who shop most frequently and desire premium membership benefits. Insiders offers members all of the benefits of DAMARK's Preferred Buyers' Club, as well as lowest price guarantee on product purchases, discounts on extended warranty service plans and express shipping. In addition, membership in Insiders entitles members to complimentary memberships in third-party premium clubs.

    During 1997, purchases by PBC and Insiders members represented approximately 49% of the Company's net product sales.

    VACATION PASSPORT-REGISTERED TRADEMARK-

    Vacation Passport is a travel club offering its members up to 50 percent discounts on hotels worldwide, airline frequent flyer miles or cash rebates, car rental discounts and upgrades, services from a full service travel agency, as well as discounts on cruises, theme park attractions, sailing, skiing and golfing vacations and many other benefits. Unlike the Preferred Buyers' Club and Insiders, the success of the Vacation Passport Club is not dependent on customers purchasing merchandise from DAMARK. Rather, Vacation Passport allows the Company the opportunity to offer new and enhanced benefits to its current customer base while, at the same time, attracting customers who are not necessarily interested in joining DAMARK's more product orientated clubs.

    GREAT DEAL PACK-SM-

    Great Deal Pack, introduced in October 1997, offers members discounts on products and leisure activities including DAMARK coupons, video rental rebates, discounts on selected DAMARK products and on third-party entertainment partner offers, low price magazine subscriptions, and lowest price protection guarantees.

    ESSENTIALS FOR HOME-SM-

    Essentials for Home, introduced in December 1997, offers members discounts on home furnishings including discounts on DAMARK products, discounts on home services provided by third-parties, lowest price protection guarantees, customer decorating allowances and reduced subscription prices on selective home magazines.

    The Company's overall membership strategy includes bringing individually relevant and uniquely compelling new membership or club concepts to market. The Company currently has several new clubs and/or club concepts in various stages of development, including such clubs as line extensions to existing clubs and new discount and affinity-type clubs.

CATALOG RETAIL MARKETING

    PRODUCTS

    The Company's retail marketing strategy is centered around locating attractively priced, brand-named products that appeal to its targeted customer base and can be offered as "Great Deals." These products are classified into two broad types: "continuity" goods consisting primarily of new and mid-life cycle products, and "opportunity" goods consisting of products more towards the end of their life cycle which may be classified as remanufactured or refurbished goods or, in some cases, as discontinued and overstocked goods. As the Company's business has grown, the portion of continuity goods offered by the Company has increased and currently represents a significant portion of the Company's product sales. The Company offers a variety of items in six major product categories. Each category's percentage of the Company's net product sales over the last two years is presented below:

PRODUCT LINE                                                                     1997       1996
-----------------------------------------------------------------------------  ---------  ---------
Computers....................................................................       30.7%      29.8%
Home Office..................................................................       14.5       16.3
Consumer Electronics.........................................................       18.3       18.2
Home Decor...................................................................       14.3       13.5
Home Improvements............................................................       16.1       14.8
Sports/Fitness...............................................................        6.1        7.4
                                                                               ---------  ---------
                                                                                   100.0%     100.0%
                                                                               ---------  ---------
                                                                               ---------  ---------

    PRODUCT PROFITABILITY

    The overall product profit margin depends on the mix of sales among the six primary product categories. Products with higher price points, such as computers, consumer electronics and home office products (the "hardline product categories") generally have lower percentage profit margins but provide higher actual dollar margin contribution per unit. Conversely, items with lower price points, such as home decor, home improvement and sports/fitness products (the "softlines product categories") generally have higher percentage profit margins but provide less actual dollar margin contribution per unit. During 1997, the gross profit margins ranged between 19.0% and 20.0% for the hardlines product categories and between 35.1% and 36.9% for the softlines product categories. The increase or decrease in the sales mix of the product categories between years generally reflect the changes in product offerings in the Company's catalogs which are made in response to changes in consumer demand. During 1995, the Company began analyzing product profitability at an individual SKU level within the slotting criteria for each major type of catalog mailed to its customers. As a result, overall gross margins on net product sales have steadily improved over the past two years.

    PRODUCT ACQUISITION AND PLANNING

    The Company's buyers and product planning staff evaluate new product offerings on a continual basis based on emerging merchandise trends, consumer demand, product performance histories, current inventory positions, product quality and expected product profitability. Empirical analyses of the Company's database on historical product sales allows the Company to model expected customer purchasing behaviors based on past performance of similar products. Inventory levels are managed through a careful analysis of, among other things, the size of each purchase and the return and other privileges obtained from over 1,200 different suppliers, none of which accounted for more than ten percent of total purchases in 1996 or 1997. Short lead times from product acquisition to product offering enable the Company to purchase smaller quantities of a new product and allow more of the purchases to be based on the product's actual sales performance. Periodically, the Company pursues opportunistic purchases for the primary purpose of offering the merchandise in its catalogs. The Company mitigates its exposure to inventory overstock, product returns and other inventory risks, if possible, through arrangements with its vendors.

    VALUE PRICING AND SERVICE

    The Company's overall pricing strategy is to provide its customers with a broad selection of "Great Deals" by discriminately selecting brand name and other quality general merchandise which it believes will be particularly attractive to its customer base. The Company's objective is to offer this merchandise at or below the available pricing from dominant discount retailers. Additionally, PBC and Insiders members receive 10% discount on advertised product prices. The Company also seeks to build customer satisfaction and loyalty and encourages repeat purchases by providing a "hassle-free" shopping experience and superior customer satisfaction.

    PRODUCT PRESENTATION

    The Company's in-house staff produces the advertising copy and layouts for each of the Company's different full-color catalog versions and other DAMARK promotional materials using a variety of methods, including sophisticated desk top publishing systems. Substantially all of the photographs used in the catalogs and other DAMARK promotions are taken at the Company's in-house photo studio. The Company's catalogs are printed by outside vendors.

    DAMARK uses several catalog formats to market its products to its customers:

    NEW PROSPECTS "FRONT-END" AND NON-CLUB CATALOGS--The front-end and non-club catalogs are generally 64 page catalogs containing approximately 300 products. The overall purpose of these catalogs is to generate opportunities (in the form of telephone calls from potential customers) for the Company to sell merchandise and convert customers to members in one of the Company's clubs (in most cases, the Preferred Buyers' Club). The Company chooses products for these catalogs which, based on the Company's experience, are expected to be attractive to its targeted customers and uses various promotions to help generate initial and additional purchases. The front-end catalog is sent to prospective customers meeting the Company's targeted demographic profile whose names are generally obtained from mailing lists rented from other direct marketing companies. The non-club catalog is mailed to selected customers who have shopped with DAMARK previously but have not yet become club members. During 1997, the Company mailed 24 front-end catalog editions and 35 non-club catalog editions with an aggregate circulation of approximately 12.9 million.

    PBC AND INSIDERS "MEMBERS ONLY" CUSTOMER CATALOGS--These catalogs are generally 64 to 80 page catalogs with approximately 300 to 350 product offerings. This type of catalog highlights new products and gives club customers frequent opportunities to shop for products. During 1997, the Company mailed approximately 36 members only catalog editions with an aggregate circulation of approximately 37 million.

    SPECIAL CATALOGS--Periodically, the Company develops certain specialty catalogs, generally 48 pages, which feature single categories such as electronics, home decor, home office, or refurbished merchandise. In 1997, the Company produced 5 special category catalog editions. In addition, the Company mailed three editions of its "Big Book" which is a 160 to 172 page general merchandise catalog to its PBC and Insiders members.

MARKETING

    The Company markets merchandise and its membership clubs to consumers through two distinctly different channels--the direct-to-the-consumer marketing channel and the client marketing channel.

DIRECT-TO-THE-CONSUMER

    Acquisition of customers and members through the direct-to-the-consumer channel includes, in a typical situation, the mailing of a catalog to consumers fitting the criteria of the Company's targeted customer base. During an inbound telephone call from a consumer to order merchandise from the Company, the consumer is presented the most relevant and compelling membership club offer for that specific consumer by one of the Company's marketing representatives. In other situations targeted customers are called, on an outbound basis, by independent contractors for the Company, for the purpose of marketing specific membership and other offers to individuals of the targeted customer group.

    During 1997, the Company deployed a proprietary value delivery system to assist in identifying the most relevant and compelling membership club or other promotion to offer each of its customers. This value delivery system has the capability to model and score each customer included in the Company's database. During an inbound call with a customer, the information contained in the database assists in guiding the Company's marketing representative to make the most appropriate membership, product or credit offering to that specific customer. This system assists in ensuring that the Company is making highly relevant offers to its customers or members.

    TARGETED CUSTOMER BASE

    The Company has been differentiated from most direct marketers by targeting well-educated male customers, with higher-than-average income as its primary market. Based on a study by an independent marketing company, 69% of DAMARK's customers are males; 55% of its customers are 25-44 years of age; the median family income of DAMARK's customer is $48,000; and 55% of DAMARK's customers have at least a college degree. Through recent marketing relationships, the Company has expanded the demographics of customers contacted to those seeking more credit and with lower-median income. In order to add new customers cost effectively, the Company uses sophisticated targeting techniques to select potential new customer names to rent from other direct mail companies and analyzes strategic list acquisition alternatives. Once a customer purchases from DAMARK, the Company analyzes empirical data from its proprietary database to maximize the long-term revenue potential of this customer.

    NEW CUSTOMER ACQUISITION

    An important part of any direct marketing organization is its ability to acquire new customer names cost effectively. The Company mails its "new prospects catalog" at least monthly to over 4 million prospective customers which meet the Company's targeted demographic profile. The prospect names are selected from mailing lists rented from various sources, principally from other direct marketing companies based on DAMARK's regression analysis, specific media analysis and other means of evaluating customer and market data.

    Name acquisition is necessary to maintain the Company's active customer base and to provide for continued growth. During 1997, approximately 1.0 million new names were added to the Company's proprietary customer list. New customer ("front-end") sales from catalogs were approximately 26% of net product sales in 1997.

    CUSTOMER ASSET MANAGEMENT

    The Company's objective is to identify and acquire new customers that fit its customer profile. Once acquired, the Company maximizes the long-term revenue potential from those customers. Through empirically based marketing and merchandising efforts, the Company seeks to maximize product purchases by its existing customers. Demographic and regression analysis of historical purchasing patterns of existing customers, as well as recency and frequency modeling, is performed to increase revenues from and maximize the profitability of these customers. During 1997, sales from repeat ("back-end") customers, including sales to PBC and Insiders members, represented approximately 74% of net product sales. The Company's proprietary customer list exceeded 12 million names at December 31, 1997.

CLIENT MARKETING

    Prior to 1997, the Company operated solely in the direct-to-the-consumer marketing channel. During 1997, the Company began test marketing its membership programs on behalf of large, list-owning clients in the financial services industry. This marketing channel provides the Company with access to millions of prospective club members, which will significantly accelerate the growth of the Company's member base.

    In the client marketing channel, the Company enters into a contract to market membership programs and/or products on behalf of the client. The client provides DAMARK with a list of customer names, DAMARK then acquires customers via outbound telemarketing or direct mail and provides all order processing and customer service functions under the brand name of the client. The Company incurrs all marketing expenses and recognizes all revenues associated with membership and product sales. The client receives an agreed upon share of the net membership revenues or product margins in return for the opportunity to market the client's customer list.

CREDIT AND PAYMENT CONCEPTS

    Customer payments for merchandise, memberships and other promotions are accepted through major credit cards, checks or money orders. On qualifying orders, the Company offers its customers varying installment billing plans with no finance charges payable to the Company. At December 31, 1997, the Company had approximately $50.5 million in installment plan receivables. These receivables have been generated under the Company's installment billing programs which allow the customer to pay in four, six or ten monthly installments. These receivables can be outstanding for up to 270 days but under certain circumstances, may be outstanding for up to 300 days. The Company expects receivables arising from its installment billing plans to decline during 1998, as the Company plans to limit offerings of longer-duration installment billing programs in 1998.

    During 1997, the Company continued to pursue additional credit marketing opportunities. The Company signed an agreement in February 1998 with a financial institution for the issuance of a co-branded credit card. The financial institution will issue, own and manage the credit cards marketed to DAMARK customers. DAMARK will receive an agreed upon account origination fee and a percentage of the transaction volume of holders of the co-branded credit card.

DIRECT MARKETING OPERATIONS

    TELEMARKETING AND ORDER ENTRY

    DAMARK processes approximately 80% of its order volume through 24-hour toll-free telephone numbers and approximately 20% of its orders are received by mail. Generally, customer orders are processed within six minutes depending on the nature of the order and whether or not the customer is a first time or multi-buyer or a club member. Depending on the time of the year and staffing levels, the Company has the capacity to handle an aggregate of more than 1,000 orders per hour at its telemarketing centers. To meet expected increased order volumes and to minimize weather and other business risks, additional telemarketing centers were opened in Junction City, Kansas and in Fayetteville, North Carolina during third quarters of 1996 and 1997, respectively. The marketing representatives employed in these centers process orders directly into the Company's on-line data and order entry system which provides product availability information, product specifications, available product substitutes and accessories and expected ship date, each of which is available and can be provided to the customer, if requested, during the telephone order process. Marketing representatives are knowledgeable in key product features and are trained to sell accessories and peripheral products, memberships and extended service plans provided by third-party vendors.

    Subsequent to December 31, 1997, the Company opened a facility in Brooklyn Center, Minnesota to serve as a telemarketing center exclusively for its client marketing programs. To better utilize the available capacity in this facility during 1998, this center will also handle customer calls related to DAMARK's direct-to-the-consumer programs. Certain employees formerly working in the Company's Brooklyn Park, Minnesota telemarketing center were relocated to the Brooklyn Center telemarketing center and the Brooklyn Park center was closed in February 1998.

    FULFILLMENT

    Fulfillment activities include receiving merchandise from vendors and suppliers, inspecting merchandise for damage or defects (including sample testing of products), storing product for easier access, picking products ordered by customers from the distribution center, repackaging products in approved containers, if necessary, and shipping ordered products to the customer.

    The Company uses an integrated computer picking, packing and shipping system. The system monitors the in-stock status of each product ordered, processes the customer order and generates the related packing and shipping materials, taking into account, among other things, the bin location of products within the distribution center. DAMARK has the capacity to pick, pack and ship up to 25,000 packages during an eight-hour work shift, but adjusts its employee levels and its processing system to meet variable demand levels. The Company currently operates out of a 400,000 square foot distribution facility which it constructed in late 1994 and in which it installed a new warehouse distribution system during 1995. The Company estimates that over 90% of goods ordered by customers are in stock and, of these orders which are credit approved, substantially all are shipped within twenty four hours of order receipt.

    CUSTOMER SERVICE AND RETURNS

    Customer service activities consist principally of customer requests for order and refund status, questions regarding club membership, response to product inquiry questions, authorization of merchandise returns and referral of product warranty claims which are generally the responsibility of the manufacturer.

    The Company allows customers to return products up to 30 days after the customer receives the products. During 1997, the Company experienced merchandise returns from customers of approximately 14.1% of gross product sales. The Company believes its return experience is within the customary range for direct marketing businesses. Product return experience is closely monitored at the individual product level to assist in identifying trends in product offerings, chronic product defects and quality issues in order to assess future purchases and to assist in enhancing customer satisfaction.

    INFORMATION SYSTEMS AND TECHNOLOGY

    The Company has developed an integrated management information system which allows telephone orders to be captured on-line and mail orders to be efficiently entered. The automated order entry system edits orders and generates distribution center pick tickets and packing slips for order fulfillment operations. The Company's system is an on-line transaction processing system which is a high availability order capture and order fulfillment system. The information system also provides support for merchandising, inventory management, marketing, financial and management reporting. The on-line access to information allows management to monitor daily trends, market conditions and performance of the product acquisitions and planning functions.

    During 1997, the Company deployed a proprietary value delivery system which is integrated with its information system. This value delivery system has the capability to model and score each customer included in the Company's database. During an inbound call with a customer, the information contained in the database assists in guiding the Company's marketing representative to make the most appropriate membership, product or credit offering to that specific customer. This system assists in ensuring that the Company is making highly relevant offers to its customers or members. This system is also available to provide relationship marketing services as part of the Company's client marketing efforts to customers of large, list-owning clients.

    The Company's computer systems and those of third parties with whom it does business will be affected when the year changes to 2000, commonly known as the "year 2000 problem". The Company is currently conducting an internal study to determine the full scope and related costs of modifying its computer systems to ensure proper processing of transactions into and beyond the year 2000. The Company expects that it will begin to incur costs in 1998 to address the year 2000 issues identified during the internal study. Although these costs currently are not expected to be significant, failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (vendors, clients, credit card processors and others) to be year 2000 compliant could have a material adverse impact on the operations and financial condition of the company. Maintenance or modification costs incurred by the Company will be expensed, costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

COMPETITION

    The Company competes with value marketers, convenience marketers and relationship marketers. These competitors include a wide variety of department, discount and specialty stores, as well as cable home shopping networks, other mail order catalogers and membership services companies. Within the value marketing segment of the retail business, the Company competes directly with regional and national firms, including such retailers as Best Buy, Circuit City, J.C. Penney, Sears, Target and Wal-Mart. The Company also competes on certain products with specialty retailers including Comp USA, Home Depot and Staples and in the convenience marketing segment with Lands' End, L.L. Bean, Spiegel and Williams-Sonoma. Competitors of the Company from the relationship marketer segment include, among others, Cendant Corporation (formerly C-U-C International, Inc.) and MemberWorks, Inc. Many of the Company's competitors have greater financial, distribution and marketing resources.

FORWARD-LOOKING INFORMATION

    Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; failure of the Company or significant third parties to achieve year 2000 compliance or material expense in connection with such compliance; changes or consumer perception of changes in the domestic and/or international economic and political climates; continuity of relationships with or purchases from major vendors and list owners; changes in product mix; telemarketing center integration; competitive pressures on sales, pricing and membership services; availability of financing on favorable terms; higher than expected installment program default rates; and increases in catalog production, product and other costs which cannot be recovered through improved pricing of products and services.

EMPLOYEES

    At February 28, 1998, the Company had approximately 1,950 employees, including approximately 675 part-time employees. During the past two years, the Company has added telemarketing centers in Junction City, Kansas and Fayetteville, North Carolina partially in response to the extremely tight labor market in the Minneapolis/Saint Paul area. The Company has not experienced any significant difficulty in obtaining warehouse and distribution employees, on a full-time or part-time basis, which are required during the Company's seasonal peak periods. See "Management's Discussion and Analysis--Seasonality." None of the Company's employees are party to a collective bargaining agreement.

    The Company's operations depend in part on its ability to attract, train and retain qualified personnel. As special employee incentives, the Company's provides, among other things, an on-site day care center and cafeterias operated by third-party service companies. These services are subsidized by the Company.

TRADEMARKS AND TRADE NAMES

    The "DAMARK," "The Great Deal Company," and "Preferred Buyers Club" trademarks, among others, are owned by the Company and are registered with the U.S. Patent and Trademark Office. The Company has other pending registration applications and will pursue other registrations as appropriate to establish and preserve its rights.

ITEM 2.  PROPERTIES

    The Company owns a 400,000 square foot distribution facility on an 80 acre parcel in Brooklyn Park, Minnesota. In addition, the Company also leases the following properties associated with its business:

    - a 250,000 square foot office and warehouse facility and adjoining 12 acre parcel, in Brooklyn Park, Minnesota under a ten-year net lease expiring in July 2000,

    - a 38,000 square foot telemarketing center facility in Junction City, Kansas under a ten year net lease expiring in May 2006,

    - a 30,000 square foot telemarketing center facility in Fayetteville, North Carolina under a five year net lease expiring in July 2002, and

    - a 42,000 square foot telemarketing and office facility in Brooklyn Center, Minnesota under a five year net lease expiring in May 2003.

The Company believes that its properties are well-maintained and in good operating condition and that its existing warehouse space will be sufficient to accommodate its peak inventory level in 1998.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company at March 10, 1998, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

         NAME               AGE                                   TITLE
----------------------      ---      ----------------------------------------------------------------
Mark A. Cohn                    40   Chairman, President and Chief Executive Officer
Michael D. Moroz                34   Senior Vice President Marketing--Products & Services Group
George S. Richards              33   Senior Vice President Marketing--Customer & Clients Group
Rodney C. Merry                 40   Vice President--Information Systems
Kim H. Plahn                    36   Vice President--Finance

    Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term, except for Mark A. Cohn. Mr. Cohn serves as Chairman, President and Chief Executive Officer under the terms of an employment agreement which provides that Mr. Cohn's employment may not be terminated, other than for cause, by the Company before December 31, 2000 automatically extending for one year on each January 1, commencing January 1, 1999, unless notice of nonextension is given. There are no family relationships between or among any of the executive officers or directors of the Company.

    MR. COHN is a founder of the Company and has been the Chief Executive Officer of the Company since its inception in 1986.

    MR. MOROZ was named the Company's Senior Vice President Marketing--Products & Services Group in December 1997. From May 1995 to December 1997, Mr. Moroz served as the Company's Vice President Marketing--Retail Group. From June 1994 to May 1995, Mr. Moroz served as the Company's Vice President of Marketing. Since joining the Company in 1988, Mr. Moroz has held various marketing positions with the Company.

    MR. RICHARDS was named the Company's Senior Vice President Marketing--Customer & Clients Group in December 1997. Mr. Richards joined the Company in December 1995 as Vice President Marketing-- Membership and Partnership Group. From 1994 to 1995, Mr. Richards was Vice President--Marketing and Business Development with Montgomery Ward Direct, L.P., a catalog joint venture between Fingerhut Companies, Inc. and Montgomery Ward. From 1993 to 1994, he was a Senior Engagement Manager with McKinsey & Company, Inc., a global strategy marketing consulting firm. From 1990 to 1993, Mr. Richards held various catalog and specialty retail marketing management positions with Sears, Roebuck & Co., Inc.

    MR. MERRY was named the Company's Vice President--Information Systems in December 1996. From September 1996 to December 1996, Mr. Merry served as the Company's Divisional Director of Information Services. From February 1996 to September 1996, Mr. Merry was Vice President of Operations for Publishing Business Systems. From January 1995 to February 1996, Mr. Merry served as the Company's Director of Application Development. From February, 1994 to January 1995, Mr. Merry served as the Company's Director of Computer Operations. From 1992 to February 1994, Mr. Merry was Director of Internetworking and Software Engineering for Network Systems Corporation.

    MS. PLAHN was named the Company's Vice President--Finance in December 1997. Ms. Plahn served as the Company's Divisional Director--Finance from September 1996 to December 1997. From January 1990 to September 1996, Ms. Plahn served as the Company's Corporate Controller. Ms. Plahn joined the Company in 1989 as the Director of Accounting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock (the "Common Stock") trades on the Nasdaq National Market tier of the Nasdaq Stock Market System under the symbol "DMRK." As of February 19, 1998, there were 643 holders of record of the Company's Common Stock.

    The following table sets forth, for the periods indicated, the range of high and low sale prices of the Company's Class A Common Stock.

                                                                                   HIGH        LOW
                                                                                  -------    -------
1997
Fourth Quarter.................................................................   $14 1/2    $ 9 3/4
  (September 28, 1997 to December 31, 1997)
Third Quarter..................................................................    18 7/8     14 1/4
  (June 29, 1997 to September 27, 1997)
Second Quarter.................................................................    16 3/4      9 1/8
  (March 30, 1997 to June 28, 1997)
First Quarter..................................................................    11 1/2      9 1/8
  (January 1, 1997 to March 29, 1997)

1996
Fourth Quarter.................................................................   $13        $ 8 1/4
  (September 29, 1996 to December 31, 1996)
Third Quarter..................................................................    17 1/2     10 7/8
  (June 30, 1996 to September 28, 1996)
Second Quarter.................................................................    15 1/2      8 7/8
  (March 31, 1996 to June 29, 1996)
First Quarter..................................................................     9 1/2      6
  (January 1, 1996 to March 30, 1996)

    The Company has never declared or paid cash or stock dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank credit agreement provides limitations on the payment of dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and other financial and statistical information referenced elsewhere in this Report, including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               YEARS ENDED DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................................  $ 594,627  $ 513,716  $ 500,024  $ 477,381  $ 364,274
Cost of products and services.................................    423,411    371,145    375,188    360,645    272,958
                                                                ---------  ---------  ---------  ---------  ---------
  Gross profit................................................    171,216    142,571    124,836    116,736     91,316
Marketing and administrative expenses.........................    159,842    133,317    126,727    107,517     81,769
                                                                ---------  ---------  ---------  ---------  ---------
  Operating income (loss).....................................     11,374      9,254     (1,891)     9,219      9,547
Interest expense, net.........................................     (1,757)       (66)      (191)      (239)      (202)
Other expense, net............................................        (67)       (65)      (709)      (690)      (587)
                                                                ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes...........................      9,550      9,123     (2,791)     8,290      8,758
Income tax benefit (provision)................................     (3,245)    (3,055)       935     (2,419)    (2,979)
                                                                ---------  ---------  ---------  ---------  ---------
  Net income (loss)...........................................  $   6,305  $   6,068  $  (1,856) $   5,871  $   5,779
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Basic earnings per common share:
    Net earnings (loss) per share.............................  $     .78  $     .72  $    (.20) $     .61  $     .73
    Weighted average common shares outstanding................      8,033      8,417      9,093      9,547      7,958
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Diluted earnings per common share:
    Net earnings (loss) per share.............................  $     .74  $     .70  $    (.20) $     .59  $     .69
    Weighted average common shares and common share
      equivalents outstanding.................................      8,480      8,713      9,093     10,003      8,385
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------


                                                                                     DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................................  $  24,299  $  19,664  $  24,211  $  35,048  $  43,567
Total assets..................................................    206,189    142,790    141,728    155,531    146,750
Total long-term debt, excluding current maturities............     --         --         --            250        500
Total indebtedness............................................     44,400      3,000        250        500      2,027
Common shareholders' equity...................................     68,663     62,544     64,936     71,980     64,331
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    "Management's Discussion and Analysis" included in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1997 Annual Report are incorporated herein by reference:

    Consolidated Balance Sheets--December 31, 1997 and 1996

    Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

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

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Executive Compensation and Other Information," "Employment Contracts, Severance and Change in Control Arrangements" and "Certain Relationships" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF FORM 10-K REPORT

       (1) FINANCIAL STATEMENTS

           The consolidated financial statements of DAMARK International, Inc. included in the Company's 1997 Annual Report are incorporated herein by reference under Item 8 "Financial Statements and Supplementary Data."

       (2) FINANCIAL STATEMENT SCHEDULES

           All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       (3) EXHIBITS

           The exhibits required to be a part of this Report are listed in the
       Exhibit Index which follows the signature page included herein.

           A copy of any of these exhibits will be furnished by the Company at a reasonable cost to any person upon receipt from any such person of a written request for any such exhibit. Such request should be sent to DAMARK International, Inc., 7101 Winnetka Avenue North, Minneapolis, Minnesota 55428, Attention: Director of Investor Relations.

       (b) REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1997.

    (c) EXHIBITS

           Included as part of Item 14(a) (3) above.

    (d) FINANCIAL STATEMENT SCHEDULES

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          DAMARK INTERNATIONAL, INC.

Date: March 11, 1998                                 /s/ MARK A. COHN
                                          --------------------------------------
                                                         Mark A. Cohn
                                          CHAIRMAN, PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          /S/ MARK A. COHN            Chairman, President, Chief Executive   March 11, 1998
------------------------------------  Officer and Director (Principal
            Mark A. Cohn              Executive Officer)

          /S/ KIM H. PLAHN            Vice President--Finance (Principal     March 11, 1998
------------------------------------  Financial and Accounting Officer)
            Kim H. Plahn

                 *                    Director                               March 11, 1998
------------------------------------
          Thomas A. Cusick

                 *                    Director                               March 11, 1998
------------------------------------
          Jack W. Eugster

                 *                    Director                               March 11, 1998
------------------------------------
         Harold Roitenberg

                 *                    Director                               March 11, 1998
------------------------------------
           Ralph Strangis

                 *                    Director                               March 11, 1998
------------------------------------
           Joel N. Waller

                 *                    Director                               March 11, 1998
------------------------------------
         Stephen J. Hemsley

    *By:        /s/ MARK A. COHN                                             March 11, 1998
  -------------------------------
           (Mark A. Cohn
         ATTORNEY-IN-FACT)

* Mark A. Cohn, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of DAMARK International, Inc. on behalf of each of such directors.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OF
                           DAMARK INTERNATIONAL, INC.
                                      FOR
                      FISCAL YEAR ENDED DECEMBER 31, 1997

                            ------------------------

                                    EXHIBITS

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           10      Nonqualified Stock Option Agreement, dated June 16, 1997, for Stephen J. Hemsley                   *
                     (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No.
                     333-31773))

           10      Nonqualified Stock Option Agreement, dated May 10, 1995, for Ralph Strangis (filed as              *
                     Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1995)

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                                               PAGE IN
 REGULATION S-K                                                                                              SEQUENTIAL
  EXHIBIT TABLE                                                                                               NUMBERING
    REFERENCE                                        TITLE OF DOCUMENT                                         SYSTEM
-----------------  -------------------------------------------------------------------------------------  -----------------
           10      Assignment of Stock Option Agreement, dated as of January 30, 1998 between Mark A.
                     Cohn and the Company

           10      Stock Option Agreement (Non-Statutory Options) for Mark A. Cohn dated January 30,
                     1998

           10      Employment Agreement among the Registrant and Mark A. Cohn, dated as of August 12,                 *
                     1992 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1992)

           10      Amendment to Employment Agreement among the Registrant and Mark A. Cohn, dated as of               *
                     July 17, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form
                     10-Q for the fiscal quarter ended July 1, 1995)

           10      Amended and Restated Employment Agreement, dated January 2, 1998 between the Company and Mark A. Cohn

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

           10      DAMARK International, Inc. Non-Employee Director Stock Purchase Plan

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

           10      Second Amendment, dated February 10, 1997, to the Credit Agreement (filed as Exhibit               *
                     10 to the Company's Annual Report on Form 10-K for the fiscal year ended December
                     31, 1996)

           10      Third Amendment, dated June 23, 1997, to the Credit Agreement (filed as Exhibit 10.1               *
                     to the Registrant's Quarterly Report on Form 1-Q for the fiscal quarter ended June
                     28, 1997)

           10      Amended and Restated Credit Agreement, dated January 12, 1998

           11      Computation of Earnings Per Share (years ended December 31, 1997, 1996 and 1995--see               *
                     Note 4 of the Company's 1997 Annual Report)

           13      Management's Discussion and Analysis of Financial Condition and Results of Operations
                     covering the years ended December 31, 1997 and 1996

         13.1      Consolidated Financial Statements as of December 31, 1997 and 1996

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                                               PAGE IN
 REGULATION S-K                                                                                              SEQUENTIAL
  EXHIBIT TABLE                                                                                               NUMBERING
    REFERENCE                                        TITLE OF DOCUMENT                                         SYSTEM
-----------------  -------------------------------------------------------------------------------------  -----------------
           21      Subsidiaries of DAMARK International, Inc. (filed as Exhibit 21 to the Company's                   *
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

           23      Consent of Arthur Andersen LLP

           24      Powers of Attorney

           27      Financial Data Schedule

------------------------

* Document has been incorporated by reference