Form 10-Q
period 1998-03-28
DAMARK INTERNATIONAL INC
filed 1998-05-08
CIK 883324

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the quarterly period ended March 28, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------   --------

Commission File Number: 0-19902


                             DAMARK INTERNATIONAL, INC.
               (Exact name of Registrant as specified in its charter)


          Minnesota                                       41-1551116
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or
          organization)



                              7101 Winnetka Avenue North
                            Minneapolis, Minnesota  55428
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
     Yes  X         No
         ---            ---


On May 6, 1998, there were 7,596,248 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                             DAMARK INTERNATIONAL, INC.


                                       INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                          ------
     Item 1:   Financial Statements

               Consolidated Statements of Operations
               For the quarters ended March 28, 1998 and March 29, 1997       1

               Consolidated Balance Sheets
               As of March 28, 1998 and December 31, 1997                     2

               Consolidated Statements of Cash Flows
               For the quarters ended March 28, 1998 and March 29, 1997       3

               Notes to Consolidated Financial Statements                     4

     Item 2:   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                  7

PART II.  OTHER INFORMATION

     Item 6:   Exhibits and Reports on Form 8-K                              12

               Signature                                                     13


                             DAMARK INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                            Quarter Ended
                                                         ----------------------
                                                         March 28,    March 29,
                                                           1998         1997
                                                         ---------    ---------
Net revenues . . . . . . . . . . . . . . . . . . . .     $135,136     $128,622
Cost of products and services. . . . . . . . . . . .       91,116       93,224
                                                         ---------    ---------

   Gross profit. . . . . . . . . . . . . . . . . . .       44,020       35,398
Marketing and administrative expenses. . . . . . . .       42,859       34,628
                                                         ---------    ---------

   Operating income. . . . . . . . . . . . . . . . .        1,161          770

Interest expense, net. . . . . . . . . . . . . . . .         (853)        (177)
Other (expense) income, net. . . . . . . . . . . . .         (102)          14
                                                         ---------    ---------

   Income before income taxes. . . . . . . . . . . .          206          607
Income tax provision . . . . . . . . . . . . . . . .           71          206
                                                         ---------    ---------

   Net income. . . . . . . . . . . . . . . . . . . .     $    135     $    401
                                                         ---------    ---------
                                                         ---------    ---------

   Basic and diluted earnings per common share . . .     $   0.02     $   0.05
                                                         ---------    ---------
                                                         ---------    ---------


See accompanying notes to consolidated financial statements

                             DAMARK INTERNATIONAL, INC.

                            CONSOLIDATED BALANCE SHEETS
                           (DOLLAR AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)


                      ASSETS
                                                         March 28,  December 31,
                                                           1998         1997
                                                       -----------  ------------
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . .   $     229    $      474
   Trade accounts receivable, net. . . . . . . . . .      76,020        69,788
   Due from vendors and other, net . . . . . . . . .       5,554         7,785
   Merchandise inventories . . . . . . . . . . . . .      61,325        70,744
   Deferred catalog costs. . . . . . . . . . . . . .      13,511         9,849
   Other . . . . . . . . . . . . . . . . . . . . . .       5,778         1,643
                                                       -----------  ------------
      Total current assets . . . . . . . . . . . . .     162,417       160,283

Property and Equipment, net. . . . . . . . . . . . .      39,908        38,351
Intangible and Other Assets, net . . . . . . . . . .       7,032         7,555
                                                       -----------  ------------
      Total Assets . . . . . . . . . . . . . . . . .   $ 209,357    $  206,189
                                                       -----------  ------------
                                                       -----------  ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .   $  57,740    $   49,532
   Accrued liabilities . . . . . . . . . . . . . . .      18,911        18,439
   Deferred membership income, net . . . . . . . . .      22,067        20,938
   Deferred income taxes . . . . . . . . . . . . . .       2,675         2,675
   Borrowings under revolving credit facility. . . .      41,500        44,400
                                                       -----------  ------------
      Total current liabilities. . . . . . . . . . .     142,893       135,984

Deferred Income Taxes. . . . . . . . . . . . . . . .       1,542         1,542

Shareholders' Equity:
   Class A Common Stock, $.01 par, 20 million
      shares authorized; 7,636,248 and 8,025,964
      shares issued and outstanding at
      March 28, 1998 and December 31, 1997,
      respectively. . . . . . . . . . . . . . . . . .          76           80
   Class B Common Stock, $.01 par, 2 million
      shares authorized; None issued and
      outstanding . . . . . . . . . . . . . . . . . .          --           --
   Paid-in capital. . . . . . . . . . . . . . . . . .      71,580       75,452
   Accumulated deficit. . . . . . . . . . . . . . . .      (6,734)      (6,869)
                                                       -----------  ------------
      Total shareholders' equity. . . . . . . . . . .      64,922       68,663
                                                       -----------  ------------
         Total Liabilities and Shareholders' Equity .  $  209,357   $  206,189
                                                       -----------  ------------
                                                       -----------  ------------

             See accompanying notes to consolidated financial statements

                              DAMARK INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                              Quarter Ended
                                                           ---------------------
                                                           March 28,   March 29,
                                                             1998        1997
                                                           ---------   ---------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . .      $   135     $   401
Adjustments to reconcile net income to net cash
   provided by (used for) operations:
      Depreciation and amortization . . . . . . . . .        2,559       1,932
      Gain on sale of property, equipment and land. .           (2)       (152)
      Changes in working capital items -
         Receivables. . . . . . . . . . . . . . . . .       (4,001)     (4,632)
         Merchandise inventories. . . . . . . . . . .        9,419     (14,453)
         Deferred catalog costs and other
            current assets. . . . . . . . . . . . . .       (7,797)     (1,076)
         Accounts payable and accrued liabilities . .        8,680      14,412
         Deferred membership income . . . . . . . . .        1,129        (324)
                                                           ---------   ---------

   Net cash provided by (used for) operations . . . .       10,122      (3,892)
                                                           ---------   ---------

INVESTING ACTIVITIES:
   Property and equipment additions, net. . . . . . .       (3,874)     (1,066)
   Other, net . . . . . . . . . . . . . . . . . . . .          283          (1)
                                                           ---------   ---------

   Net cash used for investing activities . . . . . .       (3,591)     (1,067)
                                                           ---------   ---------

FINANCING ACTIVITIES:
   (Payments) borrowings under revolving
      credit facility, net. . . . . . . . . . . . . .       (2,900)      5,000
   Repurchase and retirement of common stock. . . . .       (4,373)        (74)
   Net proceeds from employee exercise of stock options        497          33
                                                           ---------   ---------

   Cash (used for) provided by financing
      activities. . . . . . . . . . . . . . . . . . .       (6,776)      4,959
                                                           ---------   ---------

   Net decrease in cash and cash equivalents. . . . .         (245)         --

   Cash and cash equivalents, beginning of period . .          474           2
                                                           ---------   ---------

   Cash and cash equivalents, end of period . . . . .      $   229     $     2
                                                           ---------   ---------
                                                           ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the period. . . . . . . . . .      $   611     $    79
   Income taxes paid during the period. . . . . . . .      $   980     $   450
                                                           ---------   ---------

See accompanying notes to consolidated financial statements

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and the Form 10-K filed with the Securities and Exchange Commission.

     Due to the seasonality of the Company's business, net revenues and operating results for the quarter ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first quarter in 1998 and 1997 included 87 and 88 days, respectively. In the Company's opinion, this difference in days does not materially affect the comparability of the financial results for the periods presented.


(2)  EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") as of December 31, 1997. Basic earnings per common share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average shares of common stock outstanding plus potential dilutive shares of common stock outstanding during the applicable periods. Potential dilutive shares of common stock include stock options, which have been granted to employees and directors of the Company. In accordance with SFAS No. 128, EPS for the quarter ended March 29, 1997 have been restated. The components of basic and diluted EPS for the quarters ended March 28, 1998 and March 29, 1997, in addition to EPS as previously reported for the quarter ended
     March 29, 1997, are as follows:


                                                            Weighted
                                                             Average     Per
                                                  Net        Shares     Share
                                                Income    Outstanding   Amount
                                              ----------  -----------  ---------
                                              (in 000's)   (in 000's)
     Quarter ended March 28, 1998:
     Basic EPS . . . . . . . . . . . . . . .  $   135        7,859     $  0.02
     Assumed conversions of stock options. .                   391
                                               ----------  -----------  ---------
     Diluted EPS . . . . . . . . . . . . . .  $   135        8,250     $  0.02
                                              ----------  -----------  ---------
                                              ----------  -----------  ---------


     Quarter ended March 29, 1997:

     Basic EPS . . . . . . . . . . . . . . .  $   401        8,054     $  0.05
     Assumed conversions of stock options. .                   354
                                              ----------  -----------  ---------
     Diluted EPS . . . . . . . . . . . . . .  $   401        8,408     $  0.05
                                              ----------  -----------  ---------
                                              ----------  -----------  ---------

     EPS, as previously reported . . . . . .  $   401        8,408     $  0.05
                                              ----------  -----------  ---------
                                              ----------  -----------  ---------

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


(3)  FINANCING ARRANGEMENTS

     The Company has a $60 million credit facility, available through December 31, 2000, consisting of a revolving line of credit and letter of credit facility. The entire facility is available for stand-by and documentary letters of credit and working capital requirements, in each case, subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.50% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At March 28, 1998, the Company had borrowings outstanding of $41.5 million under its revolving line of credit and letters of credit outstanding of $5.2 million, issued primarily for the purchase of inventory from foreign sources.

     The agreement with respect to the credit facility includes covenants, which, among other matters, require the Company to satisfy certain financial tests and ratios and place certain limitations on incurring additional indebtedness and on the level of capital expenditures. The Company is in compliance with all covenants of its credit facility at March 28, 1998.


(4)  COMMON STOCK AND STOCK OPTION TRANSACTIONS

     During the first quarters of 1998 and 1997, the Company repurchased, in open market transactions, 237,500 and 7,500 shares, respectively, of its Class A Common Stock ("Common Stock"), at an aggregate cost of approximately $2.4 million and $74,000, respectively.

     On January 30, 1998, Mark A. Cohn, chairman, president and chief executive officer of the Company, assigned to the Company an option to purchase 456,548 shares of Common Stock from David A. Russ, a former officer who has
     retired from the Company.   The exercise price of $8.95 per share as of
     January 30, 1998 increases incrementally to $9.18 per share on June 1, 1998, on which date the option expires. During first quarter 1998, the Company purchased 213,550 shares of Common Stock under this option at an aggregate cost of approximately $1.9 million.

     On January 30, 1998, the Company granted to Mark A. Cohn an option to purchase 400,000 shares of the Company's Common Stock at $10.00 per share. The option vests in five equal annual installments beginning in 1999 and expires 10 years from the date of grant.

     On January 30, 1998, the Company's Board of Directors approved a stock purchase plan for non-employee directors consisting of 50,000 shares of the Company's Common Stock. Under the plan, each director is limited to purchasing a maximum of 5,000 shares per month, at a price equal to an average of the last reported sale price for the Company's Common Stock for the twenty trading days prior to notification.


(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software that is developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, however earlier application is encouraged. The Company adopted SOP 98-1 during first quarter 1998 and approximately $393,000 ($.03 per share) of direct costs were capitalized in accordance with the pronouncement.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


(6)  SHAREHOLDER RIGHTS PLAN

     On April 15, 1998, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") and subsequently declared a dividend of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's Common Stock, payable on May 1, 1998 to shareholders of record on that date. Each Right entitles its holder to purchase from the Company, one one-hundredth of a share of a new Series C Junior Participating Preferred Stock, par value $.01, at an exercise price of $65.00, subject to adjustment. Generally, the Rights become exercisable only in the event a third party accumulates, or announces a tender offer that would result in the accumulation of 20 percent or more of the Company's Common Stock. In that event, each Right allows its holder (except for the Rights held by the 20 percent shareholder) to purchase at the then-current exercise price of the Rights, a number of shares of Common Stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination subsequent to the accumulation of 20 percent or more of the Company's Common Stock, each Right entitles its holder to purchase at the then-current exercise price of the Rights, a number of the acquiring company's common shares having a market value of twice such price. Prior to the acquisition by a third party of 20 percent or more of the Company's Common Stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Rights expire on May 1, 2008.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The selected financial data below under the caption "Statements of Operations Data" for each of the periods presented are derived from the Company's consolidated financial statements.


  Statements of Operations Data:                     First Quarter
                                          -------------------------------------
  ($in millions)                                1998                 1997
                                          -----------------   -----------------
     Net revenues. . . . . . . . . .      $135.1     100.0%    $128.6    100.0%
     Gross profit. . . . . . . . . .        44.0      32.6       35.4     27.5
     Marketing and administrative
       expenses. . . . . . . . . . .        42.9      31.7       34.6     26.9
     Operating income. . . . . . . .         1.2       0.9         .8      0.6
     Net income. . . . . . . . . . .      $   .1       0.1%    $   .4      0.3%
                                          -------    ------    -------   ------
                                          -------    ------    -------   ------


NET REVENUES

Net revenues of $135.1 million for the quarter ended March 28, 1998 increased $6.5 million, or 5.1% over net revenues for the comparable period last year. The increase in net revenues was primarily due to the continued success of the Company's expanded membership portfolio and the addition of client services marketing to the Company's marketing channels, offset by lower sales productivity from the back-end member segment. Net revenues include membership fees earned from the Company's clubs, net product sales, shipping and handling revenue and list revenue.

MEMBERSHIP REVENUE

Membership fees increased 56% to $21.9 million in first quarter 1998, as compared to $14.1 million for first quarter 1997. This increase in membership fees was largely due to continued strategic advancements made by the Company over the past year in the membership services business. During 1997, the Company began to test market its membership programs on behalf of large customer list-owning clients (client service channel) and the Company increased its use of outbound telemarketing services to market its expanded portfolio of membership programs (direct-to-consumer channel). Within the Company's nascent client service channel, two full-scale relationships with nationally recognized financial institutions were secured during first quarter 1998 and one large test relationship was secured subsequent to quarter end.

In total, approximately 317,000 net new members were added to the Company's clubs in first quarter 1998, representing a 76.1% increase over the 180,000 net new members acquired during first quarter 1997. Of this total, 67,000 net new members were added through the client service channel and approximately 250,000 net new members were acquired through the direct-to-consumer channel.

During first quarter 1998, club membership renewals of 228,000 increased 16% over the comparable period in the prior year. As of March 28, 1998, club membership totaled 1,442,000 members.


                                                  Club Membership
                                                   (in thousands)
                                                 ------------------
     Club membership, at December 31, 1997
        and 1996. . . . . . . . . . . . . . .     1,358      1,044

     Quarter-to-Date Activity:
     New club members.. . . . . . . . . . . .       317        180
     Club members renewed . . . . . . . . . .       228        197
     Expiration & cancellations . . . . . . .      (461)      (338)
                                                 -------    -------
        Net increase in club membership . . .        84         39

        Club membership, at end of first
          quarter 1998 and 1997 . . . . . . .     1,442      1,083
                                                 -------    -------
                                                 -------    -------


DIRECT-TO-CONSUMER PRODUCT SALES

Approximately 37.7 million catalogs were mailed during first quarter 1998 as compared to 34.2 million catalogs for the comparable period in the prior year. Sales per catalog mailed for first quarter 1998 were $3.54, an 11.1% decline from first quarter 1997, reflecting softness in response to the members only catalogs which have the highest sales productivity rates. The Company continues to review its marketing and merchandising strategies in an effort to improve sales productivity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


NET REVENUES (CONTINUED)

DIRECT-TO-CONSUMER PRODUCT SALES (CONTINUED)

The following table reflects catalog statistics for first quarter 1998 and 1997:


     Catalog Statistics:                          First Quarter
     -------------------                       --------------------
                                                 1998       1997
                                               ---------  ---------
     Number of catalogs mailed
        (in thousands). . . . . . . . . . . .    37,700     34,200

     Response rate - total company. . . . . .      2.12%      2.33%

     Sales per catalog:
        Front-end prospect. . . . . . . . . .  $   2.13   $   2.03
        Back-end customers. . . . . . . . . .  $   3.22   $   3.64
        Back-end members. . . . . . . . . . .  $   6.60   $   8.16
        Total company . . . . . . . . . . . .  $   3.54   $   3.98
                                               ---------  ---------
                                               ---------  ---------

     Average order - total company. . . . . .  $    167   $    171
                                               ---------  ---------
                                               ---------  ---------


Product return rates, as a percentage of gross shipped product sales, improved to 13.2% for first quarter 1998, compared to 15.7% for first quarter 1997. This improvement from prior year's level positively reflects the change made to the Company's return policy in 1997. The revised policy shortened the overall return period bringing the Company's policy more in line with industry standards. The combination of the revised policy and the Company's increased emphasis on selection of better quality products and more financially responsible vendors resulted in continued improvement in product return rates for first quarter 1998.

GROSS PROFIT

The overall gross profit margin as a percentage of net revenues for first quarter 1998 increased to 32.6% compared to first quarter 1997's gross profit margin of 27.5%. The improved gross profit margin was the result of increased membership fees which typically carry larger gross product margins than product sales. Revenues generated by the Company's membership programs increased as a result of the increase in club members added during first quarter 1998, improved member retention and increases in selected club membership fees.

The Company's overall product profit margin is affected by the mix of sales among the Company's six primary product segments, the mix of sales to Preferred Buyers' Club and Insiders members who receive a 10% discount, and shipping and handling revenue generated from product shipments. Products such as computers, consumer electronics and home office products typically have higher price points and lower percentage profit margins, yet provide higher actual dollar margin contribution per unit. Conversely, product categories with lower price points, such as home decor, home improvements and sporting goods/fitness products, generally have higher percentage profit margins, but provide less actual dollar margin contribution per unit.


                                                    First Quarter
                                               --------------------
                                                   1998       1997
                                               ---------  ---------
     Percentage of Sales by Customer Segment:
        Front-end prospect. . . . . . . . . .      29.0%      25.0%
        Back-end customers. . . . . . . . . .      23.0       25.0
        Back-end members. . . . . . . . . . .      48.0       50.0
                                               ---------  ---------
                                                  100.0%     100.0%
                                               ---------  ---------
                                               ---------  ---------

     Percentage of Sales by Product Segment:
        Computers . . . . . . . . . . . . . .      31.0%      32.7%
        Consumer Electronics. . . . . . . . .      17.5       17.7
        Home Decor. . . . . . . . . . . . . .      15.7       13.9
        Home Improvements . . . . . . . . . .      15.2       13.3
        Home Office . . . . . . . . . . . . .      15.1       16.4
        Sporting goods/Fitness. . . . . . . .       5.5        6.0
                                               ---------  ---------
                                                  100.0%     100.0%
                                               ---------  ---------
                                               ---------  ---------


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


GROSS PROFIT (CONTINUED)

As indicated by the table, first quarter 1998's percentage of sales derived from the home decor and home improvements product segments reflected an increase over first quarter 1997. This increase is primarily due to the Company's expanded offerings of the HOME COMFORTS catalog and related home product offerings, in conjunction with the recently introduced Essentials for Home club program.


MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses totaled $42.9 million in first quarter 1998 representing 31.7% of net revenues for first quarter 1998, compared to $34.6 million, or 26.9% of net revenues for first quarter 1997. The increase in marketing and administrative expenses reflects certain costs incurred related to the Company's continued expansion into the membership services industry resulting in increased usage of outbound telemarketing, the opening of the Company's client service telemarketing center, and costs associated with the enhancement of the Company's infrastructure capabilities and information technology resources, partially offset by the Company's new policy of capitalizing certain direct software costs. The softness in the Company's back-end member sales productivity also negatively impacted marketing and administrative expense leverage as a percent of net revenues.

INTEREST EXPENSE

Net interest expense for first quarter 1998 increased $676,000 over first quarter 1997 as a result of increased borrowings under the Company's revolving credit facility, necessary to fund working capital requirements related to its installment billing plans. During 1998, offerings of longer-duration installment billing plans will be limited and as a result the Company anticipates that interest costs will decline throughout the remainder of the year.

INCOME TAX PROVISION

The Company's effective tax rate was 34.5% and 33.9% for first quarter 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $19.5 million at March 28, 1998, as compared with $24.3 million at December 31, 1997. The Company's current ratio was 1.1 to 1.0 at March 28, 1998 as compared to 1.2 to 1.0 at December 31, 1997. The decline in the Company's net working capital and current ratio from year-end is primarily due to the reduction of inventory levels and timing of inventory receipts.

Cash provided by operations totaled $10.1 million for first quarter 1998, as compared with cash used for operations of $3.9 million for the same period in
1997.   Compared to 1997 year-end, first quarter 1998 net working capital requirements decreased due to the leveraging of accounts payable and reductions in merchandise inventories, partially offset by increases in deferred catalog costs. Deferred membership income, recorded net of initial direct acquisition-related costs, increased to $22.1 million at March 28, 1998 from $20.9 million at year-end 1997, due to increased membership revenues.

During first quarter 1998, the Company made capital expenditures of approximately $3.9 million, compared with $2.3 million during first quarter 1997. First quarter 1998 capital expenditures included costs associated with the closing of an existing telemarketing center and the opening of a new client
services telemarketing center in Brooklyn Center, MN.   Throughout fiscal 1998,
the Company will continue to evaluate its needs for additional investments to enhance customer service and satisfaction, information technology, and infrastructure capability, in addition to achieving operational efficiencies. Management currently anticipates that it will spend in the range of $8 to $10 million on capital expenditures during 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's computer systems and those of third parties with whom it does business will be affected when the year changes to 2000, commonly known as the "year 2000 issue." The Company is currently conducting an internal study to determine the full scope and related costs of modifying its computer systems to ensure proper processing of transactions into and beyond the year 2000. The Company has begun to incur costs associated with addressing the year 2000 issue. Although the total costs to be incurred are not expected to be significant, failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (vendors, clients, credit card processors and others) to be year 2000 compliant could have a material adverse impact on the operations and financial condition of the company. Maintenance or modification costs incurred by the Company will be expensed and costs of new software (whether purchased or internally developed) will be capitalized and amortized over its applicable useful life.

The Company has a $60 million credit facility, available through December 31, 2000, consisting of a revolving line of credit and letter of credit facility. The entire facility is available for stand-by and documentary letters of credit and working capital requirements, in each case, subject to a defined borrowing base. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.50% and are collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At March 28, 1998, the Company had borrowings outstanding of $41.5 million under its revolving line of credit and letters of credit outstanding of $5.2 million, issued primarily for the purchase of inventory from foreign sources.

The Company offers its customers varying installment billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $48.6 million and $50.5 million at March 28, 1998 and December 31, 1997, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations, as approximately 30% to 40% of its net revenues are financed by customers on one of the Company's installment billing plans. Receivables, on an overall basis, are expected to decrease during 1998 as a result of the Company limiting its offerings of the longer-duration installment billing plans. The Company will continue to offer certain short-term installment billing plans to its customers, requiring the allocation of capital resources expected to be funded from internal operations as well as availability under the revolving credit facility.

In December 1996, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares of its Common Stock. During the first quarter of 1998, the Company repurchased, in open market transactions, 237,500 shares of its Common Stock at an aggregate cost of approximately $2.4 million.

On January 30, 1998, Mark A. Cohn, chairman, president and chief executive officer of the Company, assigned to the Company an option to purchase 456,548 shares of Common Stock from David A. Russ, a former officer who has retired from
the Company.   The exercise price of $8.95 per share as of January 30, 1998 increases incrementally to $9.18 per share on June 1, 1998, on which date the option expires. During first quarter 1998, the Company purchased 213,550 shares of Common Stock under this option at an aggregate cost of approximately $1.9 million.

On January 30, 1998, the Company granted to Mark A. Cohn an option to purchase 400,000 shares of the Company's Common Stock at $10.00 per share. The option vests in five equal annual installments beginning in 1999 and expires 10 years from the date of grant.

On January 30, 1998, the Company's Board of Directors approved a stock purchase plan for non-employee directors consisting of 50,000 shares of the Company's Common Stock. Under the plan, each director is limited to purchasing a maximum of 5,000 shares per month, at a price equal to an average of the last reported sale price for the Company's Common Stock for the twenty trading days prior to notification.

The Company expects to fund its operations, expected working capital requirements and capital expenditures for the remainder of 1998 from cash generated from operations and available borrowing capacity under its current credit facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


SEASONALITY

The Company's business is subject to significant seasonal variations in consumer demand, which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net revenues have been the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during that period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its telemarketing, order processing and distribution areas, increases its merchandise inventories, and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December timeframe, or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

INFLATION

Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future. The Company could be adversely impacted by substantial cost increases for paper and postage, as significant cost increases in these areas could have a material impact on advertising and other promotional costs in future periods. For the remainder of fiscal year 1998, the Company expects a modest increase to the cost of paper and postage to occur during the second half of the year.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; failure of the Company or significant third parties to achieve year 2000 compliance, including material costs being incurred in connection with such compliance; changes or consumer perceptions of changes in the domestic and/or international economic and political climates; continuity of relationships with or purchases from major vendors; arrangements with list owners; changes in marketing strategy; labor shortages; changes in product mix; telemarketing center integration; competitive pressures on sales, pricing and membership services; availability of financing on favorable terms; higher than expected installment plan default rates; and increases in catalog production, product, postage, shipping and other costs which cannot be recovered through improved pricing of products and services.

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.   EXHIBITS:

                    Exhibit 4 - Shareholder Rights Plan. Filed with the Company's current report on Form 8-K, filed on May 4, 1998, incorporated by reference herein.

                    Exhibit 27 - Financial Data Schedule

               b.   REPORTS ON  FORM 8-K:

                    Filed during the quarter for which this report is filed:

                    Registrant did not file any reports on Form 8-K during the quarter ended March 28, 1998.

                    Filed subsequent to the end of the quarter for which this report is filed:

                    Form 8-K dated May 4, 1998 reporting the adoption of the Shareholder Rights Plan.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAMARK INTERNATIONAL, INC.





Date:  May 8, 1998                 By:  /s/ Kim H. Plahn
                                        ----------------
                                        Kim H. Plahn
                                        Vice President - Finance