Form 10-K/A
period 1997-12-31
DAMARK INTERNATIONAL INC
filed 1998-05-15
CIK 883324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                         ---------------------------------

                                    FORM 10-K/A

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days:  Yes  X   No
                                                               ---    ---

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

                                 DAMARK INTERNATIONAL, INC.



     Date:  May 15, 1998         /s/ Mark A. Cohn
                                 -----------------------------------------------
                                 Mark A. Cohn
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   /s/ MARK A. COHN             Chairman, President, Chief
-------------------------       Executive Officer and Director      May 15, 1998
       Mark A. Cohn             (Principal Executive Officer)

   /s/ KIM H. PLAHN             Vice President-Finance              May 15, 1998
-------------------------       (Principal Financial and
       Kim H. Plahn             Accounting Officer)

           *                    Director                            May 15, 1998
-------------------------
   Thomas A. Cusick

           *                    Director                            May 15, 1998
-------------------------
  Jack W. Eugster

           *                    Director                            May 15, 1998
-------------------------
   Harold Roitenberg

           *                    Director                            May 15, 1998
-------------------------
   Ralph Strangis

           *                    Director                            May 15, 1998
-------------------------
   Joel N. Waller

           *                    Director                            May 15, 1998
-------------------------
   Stephen J. Hemsley

*By: /s/ MARK A. COHN                                               May 15, 1998
    ---------------------
  (Mark A. Cohn Attorney-in-Fact)

     *Mark A. Cohn, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of DAMARK International, Inc. on behalf of each of such directors.

DAMARK INTERNATIONAL, INC.

                                  EXHIBIT INDEX TO
                             ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



 REGULATION
     S-K
   EXHIBIT
    TABLE
  REFERENCE                  TITLE OF DOCUMENT
  ---------                  -----------------

    27.1                  Financial Data Schedule for the year ended December
                          31, 1997

    27.2 Restated Financial Data Schedules for the periods ended June 29, 1996, September 28, 1996 and December 31, 1996

    27.3 Restated Financial Data Schedules for the periods ended March 29, 1997, June 28, 1997 and September 27, 1997