Form 10-Q
period 1998-06-27
DAMARK INTERNATIONAL INC
filed 1998-08-11
CIK 883324

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

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

On August 11, 1998, there were 7,308,250 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                            DAMARK INTERNATIONAL, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                          PAGE
     Item 1:   Financial Statements

               Consolidated Statements of Operations
               For the Three and Six Months ended June 27, 1998 and June 28, 1997           1

               Consolidated Balance Sheets
               As of June 27, 1998 and December 31, 1997                                    2

               Consolidated Statements of Cash Flows
               For the Six Months ended June 27, 1998 and June 28, 1997                     3

               Notes to Consolidated Financial Statements                                   4

     Item 2:   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                                7

PART II.  OTHER INFORMATION

     Item 4:   Submission of Matters to a Vote of Security Holders                         14

     Item 5:   Other Information                                                           14

     Item 6:   Exhibits and Reports on Form 8-K                                            14

               Signature                                                                   15

                             DAMARK INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                  Three Months Ended            Six Months Ended
                                              -------------------------    --------------------------
                                                June 27,       June 28,    June 27,         June 28,
                                                  1998           1997       1998              1997
                                              -------------------------    --------------------------
Net revenues...............................   $  115,645     $  147,494    $  250,781      $  276,116
Cost of products and services..............       79,028        105,738       170,144         198,962
                                              ----------     ----------    ----------      ----------
       Gross profit........................       36,617         41,756        80,637          77,154
Marketing and administrative expenses......       41,894         38,172        84,753          72,800
Unusual expenses (Note 6)..................          767             --           767              --
                                              ----------     ----------    ----------      ----------
       Operating (loss) income.............       (6,044)         3,584        (4,883)          4,354

Interest expense, net......................         (797)          (278)       (1,650)           (455)
Other expense, net.........................         (139)           (66)         (241)            (52)
                                              ----------     ----------    ----------      ----------
        (Loss) income before income taxes..       (6,980)         3,240        (6,774)          3,847
Income tax benefit (provision).............        2,374         (1,101)        2,303          (1,307)
                                              ----------     ----------    ----------      ----------
       Net (loss) income...................   $   (4,606)    $    2,139    $   (4,471)     $    2,540
                                              ----------     ----------    ----------      ----------
                                              ----------     ----------    ----------      ----------


Basic (loss) earnings per share............   $     (.62)    $      .27    $     (.58)     $      .32
                                              ----------     ----------    ----------      ----------
                                              ----------     ----------    ----------      ----------
Diluted (loss) earnings per share..........   $     (.62)    $      .25    $     (.58)     $      .30
                                              ----------     ----------    ----------      ----------
                                              ----------     ----------    ----------      ----------

       See accompanying notes to consolidated financial statements.

                           DAMARK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                    ASSETS

                                                                          June 27,     December 31,
                                                                            1998           1997
                                                                         ----------    ------------
Current Assets:
     Cash and cash equivalents........................................   $      43     $      474
     Trade accounts receivable, net...................................      61,608         77,573
     Merchandise inventories, net.....................................      42,845         70,744
     Deferred membership solicitation and catalog costs...............      11,970          9,849
     Other current assets.............................................       3,590          1,643
                                                                         ---------     ----------
       Total current assets...........................................     120,056        160,283

Property and equipment, net...........................................      40,343         38,351
Other assets, net.....................................................       6,884          7,555
                                                                         ---------     ----------
          Total assets................................................    $167,283     $  206,189
                                                                         ---------     ----------
                                                                         ---------     ----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable.................................................   $  32,562     $  49,532
     Accrued liabilities..............................................      21,224        18,439
     Deferred membership income, net..................................      17,303        20,938
     Deferred income taxes............................................       2,675         2,675
     Borrowings under revolving credit facility.......................      34,800        44,400
                                                                         ---------     ----------
       Total current liabilities......................................     108,564       135,984

Deferred income taxes.................................................       1,542         1,542

Shareholders' Equity:
     Class A Common Stock, $.01 par, 20 million shares authorized;
       7,308,250 and 8,025,964 shares issued and outstanding at
       June 27, 1998 and December 31, 1997, respectively..............          73            80
     Class B Common Stock, $.01 par, 2 million shares authorized;
       none issued and outstanding....................................          --            --
     Paid-in capital..................................................      68,444        75,452
     Accumulated deficit..............................................     (11,340)       (6,869)
                                                                         ---------     ----------
       Total shareholders' equity.....................................      57,177        68,663
                                                                         ---------     ----------
          Total liabilities and shareholders' equity..................   $ 167,283     $ 206,189
                                                                         ---------     ----------
                                                                         ---------     ----------

             See accompanying notes to consolidated financial statements.

                           DAMARK INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)

                                                                                        Six Months Ended
                                                                                     -----------------------
                                                                                     June 27,       June 28,
                                                                                       1998           1997
                                                                                     --------       --------
OPERATING ACTIVITIES:
  Net (loss) income...............................................................   $  (4,471)     $  2,540
  Adjustments to reconcile net (loss) income to net cash provided by
    (used for) operations:
    Depreciation and amortization.................................................       5,225         3,898
    Loss (gain) on disposal of property and equipment.............................          51          (152)
    Changes in working capital items -
      Trade accounts receivable, net..............................................      15,965       (14,817)
      Merchandise inventories, net................................................      27,899       (21,044)
      Deferred membership solicitation and catalog costs and other current assets.      (4,068)       (4,062)
      Accounts payable and accrued liabilities....................................     (14,185)       26,487
      Deferred membership income, net.............................................      (3,635)          369
                                                                                     ---------      --------
  Net cash provided by (used for) operations......................................      22,781        (6,781)
                                                                                     ---------      --------

INVESTING ACTIVITIES:
  Property and equipment additions, net...........................................      (6,785)       (3,340)
  Other, net......................................................................         188           (70)
                                                                                     ---------      --------
  Net cash used for investing activities..........................................      (6,597)       (3,410)
                                                                                     ---------      --------

FINANCING ACTIVITIES:
  (Payments) borrowings under revolving credit facility, net......................      (9,600)       10,600
  Repurchase and retirement of common stock.......................................      (7,576)         (454)
  Net proceeds from employee exercise of stock options and issuance of stock......         561            79
                                                                                     ---------      --------

  Cash (used for) provided by financing activities................................     (16,615)       10,225
                                                                                     ---------      --------

  Net (decrease) increase in cash and cash equivalents............................        (431)           34

  Cash and cash equivalents, beginning of period..................................         474             2
                                                                                     ---------      --------
  Cash and cash equivalents, end of period........................................   $      43      $     36
                                                                                     ---------      --------
                                                                                     ---------      --------

SUPPLEMENTAL CASH FLOW  INFORMATION:
  Interest paid during the period.................................................   $   1,322      $    240
  Income taxes paid during the period.............................................         986           630
                                                                                     ---------      --------
                                                                                     ---------      --------

      See accompanying notes to consolidated financial statements.

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

     Due to the seasonality of the Company's business, net revenues and operating results for the three and six months ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first half of 1998 and 1997 included 178 and 179 days, respectively. It is the Company's opinion that the difference in days does not materially affect the comparability of the financial results for the periods presented.

(2)  MEMBERSHIP FEE REVENUE RECOGNITION

     On clubs in which the Company has a continuing obligation, net deferred membership fees and initial direct acquisition related costs are recorded when the trial period has elapsed and are amortized over the membership period, generally twelve months.

(3)  EARNINGS PER COMMON SHARE

     Basic earnings per common share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS assumes conversions of potentially dilutive shares of common stock outstanding during the applicable periods. Potential dilutive shares of common stock include stock options, which have been granted to employees and directors of the Company. For the three and six month periods ended June 27, 1998, options to purchase 1,807,000 shares of common stock were outstanding but were not included in the computation of diluted EPS as their inclusion would have been antidilutive. Had the inclusion of these options not been antidilutive, the Company would have assumed conversion of stock options of approximately 320,000 and 355,000 for the second quarter and first half of 1998. The components of basic and diluted EPS for the three and six-month periods ended June 27, 1998 and June 28, 1997 are as follows:


(Amounts in thousands, except per share amounts)

                                                   Three Months Ended         Six Months Ended
                                                -----------------------    ----------------------
                                                 June 27,      June 28,     June 27,     June 28,
                                                   1998          1997         1998         1997
                                                ---------      --------    ---------     --------
     Net (loss) income.......................   $  (4,606)     $  2,139    $  (4,471)    $  2,540
                                                ---------      --------    ---------     --------
                                                ---------      --------    ---------     --------
     Weighted average shares outstanding.....       7,485         8,026        7,672        8,040
                                                ---------      --------    ---------     --------
                                                ---------      --------    ---------     --------
     Basic EPS...............................   $    (.62)     $    .27    $    (.58)    $    .32
                                                ---------      --------    ---------     --------
                                                ---------      --------    ---------     --------
     Weighted average shares outstanding.....       7,485         8,026        7,672        8,040
     Assumed conversions of stock options....          --           417           --          386
                                                ---------      --------    ---------     --------
     Common equivalent shares outstanding....       7,485         8,443        7,672        8,426
                                                ---------      --------    ---------     --------
                                                ---------      --------    ---------     --------

       Diluted EPS...........................   $    (.62)     $    .25    $    (.58)    $    .30
                                                ---------      --------    ---------     --------
                                                ---------      --------    ---------     --------
       EPS as previously reported............                  $    .25                  $    .30
                                                               --------                  --------
                                                               --------                  --------

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4)  FINANCING ARRANGEMENTS

     For the quarter and six-month period ended June 27, 1998, the Company obtained financing through a $60 million revolving line of credit and letter of credit facility. The entire facility was available for stand-by and documentary letters of credit and working capital requirements, in each case, subject to a defined borrowing base. Borrowings outstanding under the line of credit bore interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.50% and were collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At June 27, 1998, the Company had borrowings of $34.8 million outstanding under this revolving line of credit and $1.8 million of letters of credit outstanding, issued primarily for the purchase of inventory from foreign sources.

     The agreement with respect to the credit facility included covenants, which, among other matters, required the Company to satisfy certain financial tests and ratios and placed certain limitations on incurring additional indebtedness and on the level of capital expenditures. The Company was not in compliance with the tangible net worth, fixed charge coverage ratio and restricted payments requirements at June 27, 1998; however, the Company had obtained waivers of such technical defaults effective for the period from and including June 27, 1998 to and including August 31, 1998. In addition, the agreement was amended such that borrowings outstanding under the line of credit subsequent to June 27, 1998 would bear interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.75%.

     On July 29, 1998 the Company obtained a signed commitment letter from a financial institution to provide a new $75 million revolving line of credit and letter of credit facility, to be used for general working capital and other corporate purposes. Up to $20 million of the facility will be available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit will bear interest, at the Company's option, at the reference rate or LIBOR plus an interest rate spread, which will be based on the Company's excess availability. Borrowings under the facility will be secured by certain assets of the Company and the new agreement will include one financial covenant. The Company anticipates closing on the new agreement by August 31, 1998.

(5)  COMMON STOCK AND STOCK OPTION TRANSACTIONS

     During the first half of 1998, the Company repurchased 784,000 of its Class A Common Stock ("Common Stock"), at an aggregate cost of approximately $7.6 million. This total includes the 400,000-share open-market repurchase program and a series of private transactions, as authorized by the Company's Board of Directors. During the first six months of 1997, the Company repurchased 47,500 shares of Common Stock at an aggregate cost of approximately $363,000.

     On April 15, 1998, the Board of Directors and shareholders approved an amendment to the Company's 1991 Stock Option Plan, which increased the number of shares of the Company's Common Stock reserved for issuance to 1,600,000. On June 12, 1998, the Company granted, under this plan, options to selected employees of the Company to purchase approximately 157,000 shares of the Company's Common Stock at $8.25 per share. The options vest over three years and expire 10 years from the date of grant.

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

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(6)  UNUSUAL EXPENSES

     Operating income for the three and six-month periods ended June 27, 1998 includes unusual expenses of approximately $767,000 ($.07 per share after-tax) related to the temporary closing in early May of the Company's Junction City call center as a result of a number of worker illnesses in the facility and resulting hospitalizations. Included in the expenses are amounts incurred related to rerouting incoming calls to the Fayetteville and Brooklyn Center call centers, as well as to three external vendors, hiring temporary labor pools to handle the rerouted calls, setting up temporary-site locations in Junction City, including trailer rentals and electrical installations for computer and telephone equipment, and retention of health officials and environmental specialists. The expenses also include the salaries, wages and commissions of Junction City employees, corresponding to the timeframe that the facility was closed, and overtime costs incurred at the other call centers as a result of the closing.

     Although a cause was never identified, in mid-May, the Company reopened the call center after the facility was declared safe for use by the Kansas Department of Health and Environment, physicians from a local hospital and an external environmental consulting firm. The Company undertook several precautionary measures upon reopening the facility including the installation of various monitoring equipment, such as carbon monoxide detectors, air turnover units and activated charcoal filters, as well as the retention of on-site medical professionals, the costs of which are included above in the total of unusual expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The selected financial data below for each of the periods presented are derived from the Company's Consolidated Statements of Operations.

                                                        Three Months Ended
                                              --------------------------------------
                                                June 27, 1998        June 28, 1997
                                              --------------------------------------
  ($ in millions)
    Net revenues...........................   $  115.6    100.0%    $  147.5    100.0%
    Gross profit...........................       36.6     31.7         41.8     28.3
    Marketing and administrative expenses..       41.9     36.2         38.2     25.9
    Unusual expenses.......................        0.8      0.7           --       --
    Operating (loss) income................       (6.0)    (5.2)         3.6      2.4
    Net (loss) income......................   $   (4.6)    (4.0)%   $    2.1      1.5%
                                              --------    -----     --------    -----
                                              --------    -----     --------    -----

                                                         Six Months Ended
                                              --------------------------------------
                                                June 27, 1998        June 28, 1997
                                              --------------------------------------
  ($ in millions)
    Net revenues...........................   $  250.8    100.0%    $  276.1    100.0%
    Gross profit...........................       80.6     32.2         77.2     27.9
    Marketing and administrative expenses..       84.8     33.8         72.8     26.4
    Unusual expenses.......................        0.8      0.3           --       --
    Operating (loss) income................       (4.9)    (1.9)         4.4      1.6
    Net (loss) income......................   $   (4.5)    (1.8)%   $    2.5      0.9%
                                              --------    -----     --------    -----
                                              --------    -----     --------    -----

NET (LOSS) INCOME

The Company reported a net loss of $4.6 million, or $.62 per share for second quarter 1998 as expected, compared to net income of $2.1 million, or $.25 per share for second quarter 1997. The Company reported a net loss of $4.5 million, or $.58 per share year-to-date, compared to net income of $2.5 million, or $.30 per share for the comparable period in the prior year.

NET REVENUES

Net revenues of $115.6 million for the quarter ended June 27, 1998 decreased $31.8 million, or 21.6% from net revenues for the comparable period last year, reflecting a 22% reduction in catalog circulation as well as increased credit card and installment plan denials. In addition, the ten-day closing of one of the Company's call centers in May negatively impacted second quarter results, as service levels were unable to be maintained during this period, resulting in lost product revenues and lost opportunities to convert customers to members. The second quarter decline in net revenues from the Company's retail business was partially offset by an increase in membership revenues, reflecting the Company's continued success in expanding its membership portfolio through its client services marketing channel. On a year-to-date basis, 1998 net revenues of $250.8 million reflected a 9.2% decline from net revenues for the first six months of 1997. Net revenues include membership fees earned from the Company's clubs, net product sales, shipping and handling revenue and list revenue.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

NET REVENUES (CONTINUED)

MEMBERSHIP SERVICES FEE REVENUES

Membership fees increased 26.2% to $18.9 million in second quarter 1998, as compared to $15.0 million for second quarter 1997. For the six-month period then ended, membership fees of $40.9 million increased 40.6% over membership fees of $29.1 million for the comparable period in the prior year, largely due to the Company's continued strategic advancements in the client membership services arena. The increased revenues were partially offset by higher credit card denials and membership returns, in addition to an unfavorable impact on membership conversions as a result of the temporary closing of the Junction City call center in May.

In total, approximately 433,000 and 750,000 net new members were added to the Company's clubs during the second quarter and first half of 1998, representing a significant increase over the net new members acquired during the comparable periods in the prior year. Of this total, approximately 283,000 new club members were added in the direct-to-consumer channel during second quarter 1998, almost 100,000 more members than were added in second quarter 1997. Despite significant reductions in catalog mailings, the Company was able to attract more new members in this channel through strategically increasing its usage of outbound telemarketing and an expanded suite of membership products. In addition, as a result of these initiatives, the Company has retained more members as evidenced by strengthened renewal rates. Although the Company has been successful in obtaining new members through the direct-to-consumer channel, the Company's long-term strategic growth vehicle in the membership services business is through the client services channel, in which the Company markets its membership programs on behalf of large customer list-owning clients. Since this channel's inception, the Company has secured client relationships with nationally recognized financial institutions, such as Wachovia Bank Card Services, Associates Financial Services Company, Inc. and Capital One Bank. Approximately 35% of the net new members added during second quarter were obtained through the nascent client service channel as compared to 29% for the first half of 1998. During second quarter 1998, DAMARK's fifth shopping club, VALUE PLUS, was launched. This club was designed to attract the value conscious shopper and give members access to the lowest prices available on select DAMARK merchandise as well as savings coupons from nationally known companies.

During second quarter 1998, club membership renewals of 271,000 increased 36.9% over the prior year comparable period, while renewals for the first six months of 1998 increased 26.3% over renewals for the first half of 1997. As of June 27, 1998, club membership totaled 1,443,000 members, including approximately 106,000 free-trial members.

Following is a summary of membership statistics for the three and six months ended June 27, 1998 and June 28, 1997:

                                                  Three Months Ended      Six Months Ended
                                                 -------------------------------------------
                                                 June 27,    June 28,    June 27,   June 28,
                                                   1998        1997        1998       1997
                                                 --------    --------    --------   --------
     (In thousands)
     DIRECT-TO-CONSUMER CHANNEL:
     New club members added...................     283         185          533        365
     Club members renewed.....................     271         198          499        395
     Membership expirations & cancellations...    (652)       (332)      (1,106)      (670)

     Net membership, at period end............   1,272       1,134        1,272      1,134
                                                 -----       -----       ------      -----
                                                 -----       -----       ------      -----
     CLIENT SERVICES CHANNEL:
     New club members added...................     150          --          217         --
     Club members renewed.....................      --          --           --         --
     Membership expirations & cancellations...     (51)         --          (58)        --

     Net membership, at period end............     171          --          171         --
                                                 -----       -----       ------      -----
                                                 -----       -----       ------      -----
     TOTAL COMPANY MEMBERSHIP, AT PERIOD END..   1,443       1,134        1,443      1,134
                                                 -----       -----       ------      -----
                                                 -----       -----       ------      -----

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)

NET REVENUES (CONTINUED)

RETAIL SERVICES REVENUES

Pursuant to a revised circulation strategy, approximately 31.6 million and
69.3 million catalogs were mailed during the three and six months ended June 27, 1998 as compared to 40.4 million and 75.0 million catalogs for the comparable periods in the prior year. Sales per catalog mailed for second quarter 1998 were $3.52, reflecting a 6.4% decline from second quarter 1997. On a year-to-date basis, sales per catalog mailed of $3.53 declined 9% from sales per catalog mailed of $3.88 for the first half of 1997. The decrease in sales productivity reflects continued soft response to the members only catalogs, which have the highest sales productivity rates, partially offset by improved response from front-end prospects. The decline additionally reflects the ten-day closing of the Junction City call center during the month of May, as the closing of the facility occurred within days of mailing one of the Company's catalogs. Although the Company attempted to reroute incoming calls to the Fayetteville and Brooklyn Center locations as well as to three external vendors, the Company's overall service levels suffered for May, resulting in a loss of product sales as well as opportunities to convert customers to members.

The following table reflects catalog statistics for the three and six months ended June 27, 1998 and June 28, 1997:

                                                       Three Months Ended        Six Months Ended
                                                      ---------------------------------------------
                                                      June 27,     June 28,    June 27,    June 28,
                                                        1998         1997        1998        1997
                                                      --------     --------    --------    --------
     Number of catalogs mailed (in thousands).....      31,600       40,400      69,300      75,000

     Response rate - total company................        2.11%        2.09%       2.12%       2.21%

     Sales per catalog:
       Front-end prospect.........................    $   1.94     $   1.86    $   2.02    $   1.93
       Back-end customers.........................    $   3.51     $   3.57    $   3.37    $   3.57
       Back-end members...........................    $   7.82     $   9.71    $   7.15    $   9.01
         Total company............................    $   3.52     $   3.76    $   3.53    $   3.88
                                                      --------     --------    --------    --------
                                                      --------     --------    --------    --------

     Average order - total company................    $    168     $    180    $    168    $   176
                                                      --------     --------    --------    --------
                                                      --------     --------    --------    --------

As a result of the change made to the Company's return policy in 1997, the Company continues to realize improvement in its product return rates, as the return rate of 12.1% for second quarter 1998 compared favorably to the rate of 14.3% for second quarter 1997. The product return rate for the first half of 1998 was 12.7% compared to 15.0% for the first half of 1997.

GROSS PROFIT

Despite a 21.6% decline in net revenues for the quarter, gross profit margin dollars decreased by only 12.3%, reflecting a shift to the higher margin membership sales. The overall gross profit margin as a percentage of net revenues for second quarter 1998 increased to 31.7%, as compared to a gross profit margin of 28.3% for second quarter 1997. On a year-to-date basis, 1998's gross profit margin of 32.2% compared favorably to a gross profit margin of 27.9% for the prior year comparable period. The improvement was primarily the result of increased membership revenues, partially offset by the underperformance of the Company's retail business. Gross profit was also impacted by the liquidation of certain inventories from the consummation, in second quarter, of a new liquidator agreement and the recording of additional reserves for anticipated future liquidations.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)

GROSS PROFIT (CONTINUED)

The following table illustrates the customer and product mix for the three and six months ended June 27, 1998 and June 28, 1997:

                                                      Three Months Ended        Six Months Ended
                                                    -----------------------------------------------
                                                    June 27,     June 28,     June 27,     June 28,
                                                      1998         1997         1998         1997
                                                    --------     --------     --------     --------
     Percentage of Sales by Customer Segment:
       Front-end prospect.......................      30.0%       28.0%        30.0%        26.0%
       Back-end customers.......................      22.0        23.0         22.0         24.0
       Back-end members.........................      48.0        49.0         48.0         50.0
                                                     -----       -----        -----        -----
                                                     100.0%      100.0%       100.0%       100.0%
                                                     -----       -----        -----        -----
                                                     -----       -----        -----        -----

     Percentage of Sales by Product Segment:
       Computers................................      28.5%       31.7%        29.8%        32.1%
       Consumer electronics.....................      17.3        17.9         17.4         17.8
       Home decor...............................      15.4        13.2         15.6         13.6
       Home improvements........................      18.8        16.8         16.9         15.2
       Home office..............................      13.8        13.7         14.5         14.9
       Sporting goods/fitness...................       6.2         6.7          5.8          6.4
                                                     -----       -----        -----        -----
                                                     100.0%      100.0%       100.0%       100.0%
                                                     -----       -----        -----        -----
                                                     -----       -----        -----        -----

As indicated by the table above, 1998's percentage of sales derived from the home decor and home improvements product segments reflected a substantial increase over 1997's mix. This increase reflects the Company's successful introduction of the HOME COMFORTS catalog and related home product offerings, in conjunction with the recently introduced Essentials for Home club program.

MARKETING AND ADMINISTRATIVE EXPENSES

Excluding unusual expenses related to the temporary closing of the Junction City call center of approximately $767,000, marketing and administrative expenses totaled $41.9 million in second quarter 1998, compared to $38.2 million for second quarter 1997. For the six-month period ended June 27, 1998, marketing and administrative expenses, excluding the unusual expenses, totaled $84.8 million as compared to $72.8 million for the comparable period for the prior year. The increase in marketing and administrative expenses reflects certain costs incurred as the Company continues its expansion into the membership services industry, including an increased usage of outbound telemarketing, the opening of the Company's client service telemarketing center, and costs associated with the enhancement of the Company's infrastructure capabilities and information technology resources.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
                                  (CONTINUED)

UNUSUAL EXPENSES

During the month of May, the Company's Junction City call center was abruptly closed as a result of a number of worker illnesses in the facility and resulting hospitalizations. As a result of the closing the Company incurred expenses related to rerouting incoming calls to the Fayetteville and Brooklyn Center call centers, as well as to three external vendors, hiring temporary labor pools to handle the rerouted calls, setting up temporary-site locations in Junction City, including trailer rentals and electrical installations for computer and telephone equipment, and retention of health officials and environmental specialists. During the shutdown, the Company continued to pay the salaries, wages and commissions of Junction City employees, and incurred overtime costs at the other call centers.

Although a cause was never identified, in mid-May, the Company reopened the call center after the facility was declared safe for use by the Kansas Department of Health and Environment, physicians from a local hospital and an external environmental consulting firm. The Company undertook several precautionary measures upon reopening the facility including the installation of various monitoring equipment, such as carbon monoxide detectors, air turnover units and activated charcoal filters, as well as the retention of on-site medical professionals.

For the quarter and six month period ended June 27, 1998, in addition to the incurrence of additional expenses related to the shutdown, the closing of the facility negatively impacted product sales and membership revenues, resulting in a decline in service levels, in less calls being handled and, correspondingly, less opportunities to convert customers to members.

INTEREST EXPENSE

Net interest expense for second quarter 1998 of $797,000 increased $519,000 over second quarter 1997, while net interest expense of $1.7 million for the first six months of 1998 was $1.2 million higher than the prior year comparable period. These increases reflect increased borrowings under the Company's revolving credit facility necessary to fund working capital requirements related to its installment billing plans. The Company has begun to limit its offerings of the longer-duration installment billing plans and, as a result, the Company realized interest reductions from first quarter.

INCOME TAX (BENEFIT) PROVISION

The Company's effective tax rate was 34.0% for second quarter 1998 and 1997, as well as for the six-month periods then ended.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its net working capital, was $11.5 million at June 27, 1998, as compared with $24.3 million at December 31, 1997. The Company's current ratio was 1.1 to 1.0 at June 27, 1998 as compared to 1.2 to 1.0 at December 31, 1997. The decline in the Company's net working capital and current ratio from year-end reflects reductions of inventory levels and receivables, in addition to increased capital expenditures and purchases under the Company's Common Stock repurchase program.

Cash provided by operations totaled $22.8 million for the first half of 1998, as compared with cash used for operations of $6.8 million for the same period in 1997, reflecting the reductions in receivables and merchandise inventories, partially offset by decreases in accounts payable. Net deferred membership income and initial direct acquisition-related costs, decreased to $17.3 million at June 27, 1998 from $20.9 million at year-end 1997.

During the first six months of 1998, the Company made capital expenditures of approximately $6.8 million, compared with $4.6 million for the first six months of 1997. Capital expenditures in 1998 included costs associated with the closing of an existing telemarketing center and the opening of a new client services telemarketing center in Brooklyn Center, MN and improvements made to the Company's corporate headquarters. The Company has invested and will continue to evaluate its needs for additional investments in information technology and infrastructure capabilities to achieve operational efficiencies. Management currently anticipates that it will spend approximately $10 to $12 million on capital expenditures during 1998.

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

For the quarter and six-month period ended June 27, 1998, the Company obtained financing through a $60 million revolving line of credit and letter of credit facility. The entire facility was available for stand-by and documentary letters of credit and working capital requirements, in each case, subject to a defined borrowing base. Borrowings outstanding under the line of credit bore interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.50% and were collateralized by receivables, inventories, intangible assets and property and equipment other than buildings, land and vehicles. At June 27, 1998, the Company had borrowings of $34.8 million outstanding under this revolving line of credit and $1.8 million of letters of credit outstanding, issued primarily for the purchase of inventory from foreign sources.

The agreement with respect to the credit facility included covenants, which, among other matters, required the Company to satisfy certain financial tests and ratios and placed certain limitations on incurring additional indebtedness and on the level of capital expenditures. The Company was not in compliance with the tangible net worth, fixed charge coverage ratio and restricted payments requirements at June 27, 1998; however, the Company had obtained waivers of such technical defaults effective for the period from and including June 27, 1998 to and including August 31, 1998. In addition, the agreement was amended such that borrowings outstanding under the line of credit subsequent to June 27, 1998 would bear interest, at the Company's option, at the reference rate of interest or LIBOR plus 1.75%.

On July 29, 1998 the Company obtained a signed commitment letter from a financial institution to provide a new $75 million revolving line of credit and letter of credit facility, to be used for general working capital and other corporate purposes. Up to $20 million of the facility will be available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit will bear interest, at the Company's option, at the reference rate or LIBOR plus an interest rate spread, which will be based on the Company's excess availability. Borrowings under the facility will be secured by certain assets of the Company and the new agreement will include one financial covenant. The Company anticipates closing on the new agreement by August 31, 1998. The Company believes that this new credit facility will provide it with the liquidity and the financial flexibility necessary to support its current and future operations growth.

The Company offers its customers varying installment-billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $35.5 million and $50.5 million at June 27, 1998 and December 31, 1997, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations, as approximately 30% to 40% of its net revenues are financed by customers on one of the Company's installment billing plans. The decline in installment plan receivables from year-end reflects a revised strategy, which limits the offerings of the longer-duration installment billing plans. The Company will continue to offer certain short-term installment billing plans to its customers, requiring the allocation of capital resources expected to be funded from internal operations as well as availability under the revolving credit facility.

During the first half of 1998, the Company repurchased 784,000 of its Class A Common Stock, at an aggregate cost of approximately $7.6 million. This total includes the 400,000-share open-market repurchase program and a series of private transactions, as authorized by the Company's Board of Directors. During the first six months of 1997, the Company repurchased 47,500 shares of Common Stock at an aggregate cost of approximately $363,000.

On April 15, 1998, the Board of Directors and shareholders approved an amendment to the Company's 1991 Stock Option Plan, which increased the number of shares of the Company's Common Stock reserved for issuance to 1,600,000. On June 12, 1998, the Company granted, under this plan, options to selected employees of the Company to purchase approximately 157,000 shares of the Company's Common Stock at $8.25 per share. The options vest over three years and expire 10 years from the date of grant.

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

The Company expects to fund its operations, expected working capital requirements and capital expenditures for the remainder of 1998 from cash generated from operations and available borrowing capacity under its credit facility.

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

INFLATION

Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future. The Company could be adversely impacted by substantial cost increases for paper and postage, as significant cost increases in these areas could have a material impact on advertising and other promotional costs in future periods. For the remainder of fiscal year 1998, no such increases are anticipated.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; failure of the Company or significant third parties to achieve year 2000 compliance, including material costs being incurred in connection with such compliance; changes or consumer perceptions of changes in the domestic and/or international economic and political climates; continuity of relationships with or purchases from major vendors; the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, the Company's continuing ability to develop new programs which generate consumer interest, arrangements with list owners; changes in marketing strategy; labor shortages; changes in product mix; telemarketing center integration; competitive pressures on sales, pricing and membership services; availability of financing on favorable terms; higher than expected installment plan default rates; and increases in catalog production, product, postage, shipping and other costs which cannot be recovered through improved pricing of products and services.

                            PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company held its annual meeting of shareholders on April 15, 1998. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

                                                                                       Votes
                                                                       Votes For      Withheld
                                                                       ---------      --------
         b. (1) To elect the following individuals to
                serve as members of the Company's Board of Directors
                until the Annual Meeting of Shareholders in the year
                2000:

                Mark A. Cohn                                           6,732,249      439,048
                Stephen J. Hemsley                                     6,731,289      440,008
                Ralph Strangis                                         6,725,989      445,308

                                                                         Votes         Votes       Broker        Votes
                                                                          For        Abstained    Non-Votes     Against
                                                                       ---------     ---------    ---------    ---------
         c. (2) To approve the amendment increasing to 1,600,000
                the shares authorized under the DAMARK
                International, Inc. 1991 Stock Option Plan.            5,008,588     16,865       1,107,014    1,038,830

            (3) To ratify the appointment of Arthur Andersen LLP
                as independent public accountants of the Company
                for 1998.                                              7,155,758      6,461            --          9,078

ITEM 5.  OTHER INFORMATION

         By an action of the Board of Directors effective as of August 10, 1998, the Board of Directors of the Company has adopted an amendment to the Company's bylaws, which amendment provides that no business shall be considered at an annual meeting of the shareholders except business identified (a) pursuant to the Company's Notice of Meeting, (b) by or at the direction of the Board of Directors, or (c) by any shareholder of the Company who (i ) was a shareholder of record at the time of giving of the notice specified in clause (iii) below, (ii) is entitled to vote at the meeting, and (iii) gives notice of the matter, which must otherwise be a proper matter for shareholder action, in a writing received by the Secretary of the Company not less than 120 calendar days in advance of the date the Company's proxy statement and notice was released to shareholders in connection with the Company's previous year's annual shareholder meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS:

                Exhibit 3 - Amended and Restated Bylaws effective as of
                            August 10, 1998.

                Exhibit 27 - Financial Data Schedule.

         b.   REPORTS ON FORM 8-K:

                Registrant did not file any reports on Form 8-K during the quarter ended June 27, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAMARK INTERNATIONAL, INC.



Date:  August 11, 1998                 By:  /s/ Kim H. Plahn
                                            -------------------------
                                            Kim H. Plahn
                                            Vice President - Finance