Form 10-Q
period 1998-09-26
DAMARK INTERNATIONAL INC
filed 1998-11-10
CIK 883324

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    For the quarterly period ended September 26, 1998


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

On November 6, 1998, there were 6,360,217 shares of Class A Common Stock, $.01 par value, of Damark International, Inc. outstanding.

                             DAMARK INTERNATIONAL, INC.

                                       INDEX

Part I.   FINANCIAL INFORMATION                                          PAGE
          Item 1:   Financial Statements

                    Consolidated Statements of Operations For the
                    Three and Nine Months ended September 26, 1998
                    and September 27, 1997                                 1

                    Consolidated Balance Sheets
                    As of September 26, 1998 and December 31, 1997         2

                    Consolidated Statements of Cash Flows
                    For the Nine Months ended September 26, 1998
                    and September 27, 1997                                 3

                    Notes to Consolidated Financial Statements             4

          Item 2:   Management's Discussion and Analysis of
                    Results of Operations and Financial Condition          7

PART II.  OTHER INFORMATION

          Item 6:   Exhibits and Reports on Form 8-K                       15

                    Signature                                              16


                           DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Three Months Ended                   Nine Months Ended
                                                    -------------------------------     -------------------------------
                                                    September 26,     September 27,     September 26,     September 27,
                                                        1998              1997              1998              1997
                                                    -------------     -------------     -------------     -------------
Net revenues. . . . . . . . . . . . . . . . . . .    $  93,959        $  134,824        $  344,740        $  410,940
Cost of products and services . . . . . . . . . .       57,798            93,613           227,942           292,575
                                                    -------------     -------------     -------------     -------------
      Gross profit. . . . . . . . . . . . . . . .       36,161            41,211           116,798           118,365
Marketing and administrative expenses . . . . . .       43,891            39,435           128,644           112,235
Unusual expenses (Note 6) . . . . . . . . . . . .         --                --                 767              --
                                                    -------------     -------------     -------------     -------------
      Operating (loss) income . . . . . . . . . .       (7,730)            1,776           (12,613)            6,130

Interest expense, net . . . . . . . . . . . . . .         (636)             (602)           (2,286)           (1,057)
Other expense, net. . . . . . . . . . . . . . . .         (169)              (15)             (410)              (67)
                                                    -------------     -------------     -------------     -------------
      (Loss) income before income taxes . . . . .       (8,535)            1,159           (15,309)            5,006
Income tax benefit (provision). . . . . . . . . .        2,902              (394)            5,205            (1,701)
                                                    -------------     -------------     -------------     -------------
      Net (loss) income . . . . . . . . . . . . .      $(5,633)             $765          $(10,104)           $3,305
                                                    -------------     -------------     -------------     -------------
                                                    -------------     -------------     -------------     -------------

Basic (loss) earnings per share . . . . . . . . .      $  (.77)             $.10            $(1.34)             $.41
                                                    -------------     -------------     -------------     -------------
                                                    -------------     -------------     -------------     -------------
Diluted (loss) earnings per share . . . . . . . .      $  (.77)             $.09            $(1.34)             $.39
                                                    -------------     -------------     -------------     -------------
                                                    -------------     -------------     -------------     -------------

            See accompanying notes to consolidated financial statements.

                            DAMARK INTERNATIONAL, INC.

                            CONSOLIDATED BALANCE SHEETS
                            (DOLLAR AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)

                                      ASSETS
                                                     September 26,  December 31,
                                                          1998          1997
                                                     -------------  ------------
Current Assets:
   Cash and cash equivalents. . . . . . . . . . .       $     38      $    474
   Trade accounts receivable, net . . . . . . . .         41,207        77,573
   Merchandise inventories, net . . . . . . . . .         38,050        70,744
   Deferred membership solicitation and catalog
      costs . . . . . . . . . . . . . . . . . . .         12,601         9,849
   Other current assets . . . . . . . . . . . . .          2,301         1,643
                                                     -------------  ------------
        Total current assets. . . . . . . . . . .         94,197       160,283

Property and equipment, net . . . . . . . . . . .         37,944        38,351
Other assets, net . . . . . . . . . . . . . . . .          7,045         7,555
                                                     -------------  ------------
        Total assets. . . . . . . . . . . . . . .       $139,186      $206,189
                                                     -------------  ------------
                                                     -------------  ------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable . . . . . . . . . . . . . . .       $ 30,196      $ 49,532
   Accrued liabilities. . . . . . . . . . . . . .         17,160        18,439
   Deferred membership revenue, net . . . . . . .         16,921        20,938
   Deferred income taxes. . . . . . . . . . . . .          2,675         2,675
   Borrowings under revolving credit facility . .         19,253        44,400
                                                     -------------  ------------
      Total current liabilities . . . . . . . . .         86,205       135,984

Deferred income taxes . . . . . . . . . . . . . .          1,542         1,542

Shareholders' Equity:
   Class A Common Stock, $.01 par, 20 million
      shares authorized; 7,292,917 and 8,025,964
      shares issued and outstanding at
      September 26, 1998 and December 31, 1997,
      respectively. . . . . . . . . . . . . . . .             73            80
   Class B Common Stock, $.01 par, 2 million
      shares authorized; none issued and
      outstanding . . . . . . . . . . . . . . . .           --            --
   Paid-in capital. . . . . . . . . . . . . . . .         68,339        75,452
   Accumulated deficit. . . . . . . . . . . . . .        (16,973)       (6,869)
                                                     -------------  ------------
      Total shareholders' equity. . . . . . . . .         51,439        68,663
                                                     -------------  ------------
        Total liabilities and shareholders'
          equity. . . . . . . . . . . . . . . . .       $139,186      $206,189
                                                     -------------  ------------
                                                     -------------  ------------

           See accompanying notes to consolidated financial statements.

                             DAMARK INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)

                                                           Nine Months Ended
                                                     -----------------------------
                                                     September 26,   September 27,
                                                          1998           1997
                                                     -------------   -------------
OPERATING ACTIVITIES:
   Net (loss) income. . . . . . . . . . . . . . .       $(10,104)     $  3,305
   Adjustments to reconcile net (loss) income
     to net cash provided by (used for)
     operations:
      Depreciation and amortization . . . . . . .          8,022         6,202
      Loss (gain) on disposal of property
        and equipment . . . . . . . . . . . . . .            276          (152)
      Changes in working capital items -
        Trade accounts receivable, net. . . . . . .       36,366       (23,292)
        Merchandise inventories, net. . . . . . . .       32,694       (13,013)
        Deferred membership solicitation and
          catalog costs and other current assets. .       (3,410)       (4,985)
        Accounts payable and accrued liabilities. .      (20,615)       12,807
        Deferred membership revenue, net. . . . .         (4,017)        1,064
                                                     -------------   -------------
   Net cash provided by (used for) operations . .         39,212       (18,064)
                                                     -------------   -------------
INVESTING ACTIVITIES:
   Property and equipment additions, net. . . . .         (7,027)       (6,829)
   Other, net . . . . . . . . . . . . . . . . . .           (354)          (72)
                                                     -------------   -------------
   Net cash used for investing activities . . . .         (7,381)       (6,901)
                                                     -------------   -------------
FINANCING ACTIVITIES:
   (Payments) borrowings under revolving credit
      facility, net . . . . . . . . . . . . . . .        (25,147)       25,100
   Repurchase and retirement of common stock. . .         (7,707)         (454)
   Net proceeds from employee exercise of stock
      options and issuance of stock . . . . . . .            587           368
                                                     -------------   -------------
   Net cash (used for) provided by financing
      activities. . . . . . . . . . . . . . . . .        (32,267)       25,014
                                                     -------------   -------------
   Net (decrease) increase in cash and cash
      equivalents . . . . . . . . . . . . . . . .           (436)           49

   Cash and cash equivalents, beginning of period            474             2
                                                     -------------   -------------
   Cash and cash equivalents, end of period . . .       $     38      $     51
                                                     -------------   -------------
                                                     -------------   -------------
SUPPLEMENTAL CASH FLOW  INFORMATION:
   Interest paid during the period. . . . . . . .       $  2,049      $    717
   Income taxes paid during the period. . . . . .       $    986      $    728
                                                     -------------   -------------
                                                     -------------   -------------

           See accompanying notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION

          The unaudited consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") pursuant to the Rules and Regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and the Form 10-K filed with the SEC.

          Due to the seasonality of the Company's business, net revenues and operating results for the three and nine months ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the nine months ended September 26, 1998 and September 27, 1997 included 269 and 270 days, respectively. It is the Company's opinion that the difference in days does not materially affect the comparability of the financial results for the periods presented.

(2)       MEMBERSHIP FEE REVENUE AND EXPENSE RECOGNITION

          On clubs in which the Company has a continuing obligation, net deferred membership fees and initial direct acquisition related costs are recorded when the trial period has elapsed and are amortized over the membership period, generally twelve months. In August 1998, the SEC required another company in the membership services industry to defer the recognition of revenue from the sale of membership services until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing the expenses over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timeframe for issuance of, as well as the specific requirements of the final SEC interpretation is uncertain. As such, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to adopt similar accounting treatment for revenue and expense recognition as indicated above, it would have a material impact on the Company's financial position and results of operations due to the significant growth in the Company's membership services segment.

(3)       EARNINGS PER COMMON SHARE

          Basic earnings per common share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS assumes conversions of potentially dilutive shares of common stock outstanding during the applicable periods. Potential dilutive shares of common stock include stock options, which have been granted to employees and directors of the Company. For the three and nine months ended September 26, 1998, approximately 1,859,000 options to purchase shares of common stock were outstanding but were not included in the computation of diluted EPS as their inclusion would have been antidilutive. Had the inclusion of these options not been antidilutive, the Company would have assumed conversion of stock options of approximately 142,000 and 284,000 for the three and nine months ended September 26, 1998.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


(3)       EARNINGS PER COMMON SHARE (CONTINUED)

          The components of basic and diluted EPS for the three and nine months ended September 26, 1998 and September 27, 1997 are as follows:

          (Amounts in thousands, except                          Three Months Ended                      Nine Months Ended
          per share amounts)                                --------------------------------     -------------------------------
                                                            September 26,      September 27,     September 26,     September 27,
                                                                1998               1997              1998              1997
                                                            -------------      -------------     -------------     -------------
          Net (loss) income. . . . . . . . . . . . . .         $(5,633)             $765          $(10,104)           $3,305
                                                            -------------      -------------     -------------     -------------
                                                            -------------      -------------     -------------     -------------
          Weighted average shares outstanding. . . . .           7,311             8,026             7,551             8,035
                                                            -------------      -------------     -------------     -------------
                                                            -------------      -------------     -------------     -------------
             Basic EPS . . . . . . . . . . . . . . . .           $(.77)             $.10            $(1.34)             $.41
                                                            -------------      -------------     -------------     -------------
                                                            -------------      -------------     -------------     -------------
          Weighted average shares outstanding. . . . .           7,311             8,026             7,551             8,035
          Assumed conversions of stock options . . . .             --                575               --                449
                                                            -------------      -------------     -------------     -------------
          Common equivalent shares outstanding . . . .           7,311             8,601             7,551             8,484
                                                            -------------      -------------     -------------     -------------
                                                            -------------      -------------     -------------     -------------
             Diluted EPS . . . . . . . . . . . . . . .           $(.77)             $.09            $(1.34)             $.39
                                                            -------------      -------------     -------------     -------------
                                                            -------------      -------------     -------------     -------------
             EPS as previously reported. . . . . . . .                              $.09                                $.39
                                                                               -------------                       -------------
                                                                               -------------                       -------------

(4)       FINANCING ARRANGEMENTS

          During the third quarter, the Company obtained a new $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Up to $20 million of the facility is available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the reference rate or LIBOR plus a spread which is based on the Company's excess availability. At September 26, 1998, the Company had borrowing capacity of approximately $43 million of which $23.3 million was outstanding, consisting of $19.3 million of borrowings and $4.0 million of letters of credit. Borrowings under the facility are secured by certain assets of the Company. At September 26, 1998, the Company was in compliance with its covenants under its credit facility.

(5)       COMMON STOCK AND STOCK OPTION TRANSACTIONS

          During the nine months ended September 26, 1998, the Company repurchased 804,000 of its Class A Common Stock ("Common Stock"), at an aggregate cost of approximately $7.7 million. Approximately 784,000 shares were purchased under a series of Board authorized private transactions as well as under the 400,000-share open-market repurchase program, as authorized by the Company's Board of Directors in 1996. During third quarter 1998, the Board of Directors authorized a two million-share open-market repurchase program, under which the Company repurchased 20,000 shares through September 26, 1998. Subsequent to quarter end, the Company purchased approximately 933,000 shares at an aggregate cost of approximately $6.4 million under the new repurchase program. During the first three quarters of 1997, the Company, at an aggregate cost of approximately $454,000, repurchased 47,500 shares of Common Stock.

          On April 15, 1998, the Board of Directors and shareholders approved an amendment to the Company's 1991 Stock Option Plan which increased the number of shares of the Company's Common Stock reserved for issuance to 1,600,000. On June 12, 1998, the Company granted options under the plan to selected employees of the Company to purchase 157,000 shares of the Company's Common Stock at $8.25 per share. The options vest over three years and expire 10 years from the date of grant. During third quarter, the Company granted options to selected management of the Company to purchase 162,000 shares of the Company's Common Stock at a range of $6.50 to $7.94 per share. The options vest over three years and expire 10 years from the date of grant.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


(5)       COMMON STOCK AND STOCK OPTION TRANSACTIONS (CONTINUED)

          On January 30, 1998, the Company granted to Mark A. Cohn an option to purchase 400,000 shares of the Company's Common Stock at $10.00 per share. The option vests in five equal annual installments beginning in 1999 and expires 10 years from the date of grant.

          On January 30, 1998, the Company's Board of Directors approved a stock purchase plan for non-employee directors consisting of 50,000 shares of the Company's Common Stock. Under the plan, each director is limited to purchasing a maximum of 5,000 shares per month. The option price is equal to an average of the last reported sale price for the Company's Common Stock for the twenty trading days prior to notification.

(6)       UNUSUAL EXPENSES

          Operating income for the three quarters ended September 26, 1998 includes unusual expenses of approximately $767,000 ($.07 per share after-tax) related to the temporary closing in second quarter of the Company's Junction City call center as a result of a number of worker illnesses in the facility and resulting hospitalizations. Included in the expenses were amounts incurred related to rerouting incoming calls to the Fayetteville and Brooklyn Center call centers, as well as to three external vendors, hiring temporary labor pools to handle the rerouted calls, setting up temporary-site locations in Junction City, including trailer rentals and electrical installations for computer and telephone equipment, and retention of health officials and environmental specialists. The expenses also included the salaries, wages and commissions of Junction City employees, corresponding to the timeframe that the facility was closed and overtime costs incurred at the other call centers as a result of the closing.

          Although a cause was never identified, the Company reopened the call center in mid-May after the Kansas Department of Health and Environment, physicians from a local hospital and an external environmental consulting firm declared the facility safe for use. The Company undertook several precautionary measures upon reopening the facility including the installation of various monitoring equipment, such as carbon monoxide detectors, air turnover units and activated charcoal filters, as well as the retention of on-site medical
          professionals.   These costs were included above in the total of
          unusual expenses.

(7)       ACCOUNTING PRONOUNCEMENTS

          The Company will be adopting Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as the components of an enterprise for which separate financial information is available and is used by the chief operating decision maker in deciding how to allocate resources or evaluate performance. In general, financial information is required to be reported on the basis that it is used internally by management for making operating decisions and assessing performance. The Company has identified that it has two operating segments, Retail Services and Membership Services. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The selected financial data for each of the periods presented below is derived from the Company's Consolidated Statements of Operations.

                                                                                      Three Months Ended
                                                               -------------------------------------------------------------
($ in millions)                                                     September 26, 1998                 September 27, 1997
                                                               -------------------------          --------------------------
   Net revenues. . . . . . . . . . . . . . . . . . . .          $ 94.0             100.0 %         $ 134.8             100.0%
   Gross profit. . . . . . . . . . . . . . . . . . . .            36.2              38.5              41.2              30.6
   Marketing and administrative expenses . . . . . . .            43.9              46.7              39.4              29.2
   Operating (loss) income . . . . . . . . . . . . . .            (7.7)             (8.2)              1.8               1.3
   Net (loss) income . . . . . . . . . . . . . . . . .          $ (5.6)             (6.0)%          $  0.8               0.6%
                                                               ----------       ---------         ----------        ---------
                                                               ----------       ---------         ----------        ---------

                                                                                       Nine Months Ended
                                                               -------------------------------------------------------------
($ in millions)                                                     September 26, 1998                 September 27, 1997
                                                               -------------------------          --------------------------
   Net revenues. . . . . . . . . . . . . . . . . . . .          $344.7            100.0%            $410.9             100.0%
   Gross profit. . . . . . . . . . . . . . . . . . . .           116.8              33.9             118.4              28.8
   Marketing and administrative expenses . . . . . . .           128.6              37.3             112.2              27.3
   Unusual expenses. . . . . . . . . . . . . . . . . .             0.8               0.2              --                --
   Operating (loss) income . . . . . . . . . . . . . .           (12.6)             (3.7)              6.1               1.5
   Net (loss) income . . . . . . . . . . . . . . . . .          $(10.1)             (2.9)%          $  3.3               0.8%
                                                               ----------       ---------         ----------        ---------
                                                               ----------       ---------         ----------        ---------

NET (LOSS) INCOME

The Company reported a net loss of $5.6 million, or $.77 per share for third quarter 1998, compared to net income of $765,000, or $.09 per share for third quarter 1997. The Company reported a year-to-date net loss of $10.1 million, or $1.34 per share, compared to net income of $3.3 million, or $.39 per share for the comparable period in the prior year.

NET REVENUES

Net revenues of $94.0 million for the quarter ended September 26, 1998 decreased $40.9 million or 30.3% from net revenues for the comparable period last year. This decrease reflects a 43.0% reduction in catalog circulation offset by increased membership revenues resulting from the significant investments made by the Company during 1998 in its membership services segment. Although the investments towards membership expansion has negatively impacted earnings during 1998, membership revenues have provided cash flow that can further be invested in the membership segment or used for other financing and strategic initiatives for the Company. On a 1998 year-to-date basis, net revenues of $344.7 million reflected a 16.1% decline from net revenues for the first nine months of 1997. Net revenues include membership services fees earned from the Company's clubs, net product sales, shipping and handling revenue and list revenue.

MEMBERSHIP SERVICES FEE REVENUES

During 1998, the Company has invested in its membership services segment, specifically in its client services channel. As a result, membership fees increased 15.0% to $21.4 million in third quarter 1998, as compared to $18.6 million for third quarter 1997. For the three quarters ended, membership fees of $62.2 million increased 30.6% over membership fees of $47.6 million for the comparable period in the prior year. The increased revenues reflect higher credit card denials and membership returns.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


NET REVENUES (CONTINUED)

MEMBERSHIP SERVICES FEE REVENUES (CONTINUED)

New members added to the Company's membership clubs exceeded third quarter 1997 new members by 128.5%. During the third quarter and nine-month period then ended, approximately 484,000 and 1.2 million new members were added to the Company's membership rolls. Of the third quarter 1998 additions, 58.7% or approximately 284,000 new club members were added in the direct-to-consumer channel, approximately 71,000 more members than were added in third quarter 1997. Despite significant reductions in catalog mailings, the Company was able to exceed its prior year acquisition efforts in this channel through its outbound telemarketing campaigns and an expanded suite of membership products. Although the Company continues to obtain new members through the direct-to-consumer channel, the Company's long-term strategic growth vehicle in its membership services segment is through the client services channel, in which the Company markets its membership programs on behalf of large, customer list-owners. Since this channel's inception, the Company has secured client relationships with nationally recognized financial institutions, such as Capital One Bank, Wachovia Bank Card Services, Associates First Capital Corporation and Bank One Corporation. Due in large part to this channel, the Company is no longer solely dependent upon catalog mailings to acquire new members, as approximately 41.0% of total new members added during third quarter were obtained through this channel as compared to 29.0% for the first half of 1998. The Company tested several new innovative club concepts during the third quarter.

During third quarter 1998, club membership renewals of 212,000 increased 10.4% over the prior year comparable period, while renewals of 711,000 for the three quarters ended September 26, 1998 increased 21.1% over renewals for the three quarters ended September 27, 1997. As of September 26, 1998, club membership of 1,520,000 members, including approximately 129,000 free-trial members, was over 25.5% higher than club membership at September 27, 1997.

Following is a summary of membership statistics for the three and nine months ended September 26, 1998 and September 27, 1997:

(In thousands)                                                      Three Months Ended                   Nine Months Ended
                                                              --------------------------------    -------------------------------
                                                              September 26,      September 27,    September 26,     September 27,
                                                                  1998              1997              1998              1997
                                                              -------------      -------------    -------------     -------------
DIRECT-TO-CONSUMER CHANNEL:
New club members added.. . . . . . . . . . . . . . . .             284               213               817               578
Club members renewed . . . . . . . . . . . . . . . . .             212               192               711               587
Membership expirations & cancellations . . . . . . . .            (527)             (328)           (1,633)             (998)

Net membership, at period end. . . . . . . . . . . . .           1,241             1,211             1,241             1,211
                                                              -------------      -------------    -------------     -------------
                                                              -------------      -------------    -------------     -------------
CLIENT SERVICES CHANNEL:
New club members added.. . . . . . . . . . . . . . . .             200              --                 417              --
Club members renewed . . . . . . . . . . . . . . . . .            --                --                --                --
Membership expirations & cancellations . . . . . . . .             (92)             --                (150)             --

Net membership, at period end. . . . . . . . . . . . .             279              --                 279              --
                                                              -------------      -------------    -------------     -------------
                                                              -------------      -------------    -------------     -------------
TOTAL MEMBERSHIP, AT PERIOD END. . . . . . . . . . . .           1,520             1,211             1,520             1,211
                                                              -------------      -------------    -------------     -------------
                                                              -------------      -------------    -------------     -------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


NET REVENUES (CONTINUED)

RETAIL SERVICES REVENUES

This year, the Company resized its mature core catalog retail business by reducing the catalog-mailing investments intended to acquire members as well as to reactivate older catalog customers. Pursuant to this revised circulation strategy, approximately 23.2 million and 92.5 million catalogs were mailed during the quarter and the three quarters ended September 26, 1998 as compared to 40.8 million and 115.7 million catalogs for the comparable periods in the prior year. Sales per catalog mailed for third quarter 1998 were $3.74, reflecting a 10.7% increase over third quarter 1997. On a year-to-date basis, sales per catalog mailed of $3.59 favorably compared to sales per catalog mailed of $3.56 for the first three quarters of 1997. The increase in sales productivity reflects improved response to the front-end prospect and non-member catalogs partially offset by soft response to members only catalogs, which have the highest sales productivity rates. The Company continues to evaluate and enhance its retail formula in an effort to produce a more profitable catalog model, including initiatives aimed at higher margin catalog buyers.

The following table reflects catalog statistics for the three and nine months ended September 26, 1998 and September 27, 1997:

                                                                   Three Months Ended                 Nine Months Ended
                                                            -------------------------------     -------------------------------
                                                            September 26,     September 27,     September 26,     September 27,
                                                                 1998              1997              1998              1997
                                                            -------------     -------------     -------------     -------------
   Number of catalogs mailed (in thousands). . . . . .          23,200            40,800            92,500           115,700

   Response rate - total company . . . . . . . . . . .           2.07%             1.99%             2.12%             2.09%

   Sales per catalog:
      Front-end prospect . . . . . . . . . . . . . . .        $   2.05          $   1.74          $   2.02          $   1.85
      Back-end customers . . . . . . . . . . . . . . .        $   3.46          $   3.20          $   3.42          $   3.30
      Back-end members . . . . . . . . . . . . . . . .        $   7.18          $   7.33          $   7.16          $   7.66
         Total company . . . . . . . . . . . . . . . .        $   3.74          $   3.38          $   3.59          $   3.56
                                                            -------------     -------------     -------------     -------------
                                                            -------------     -------------     -------------     -------------
   Average order - total company . . . . . . . . . . .        $    181           $   170          $    171          $    170
                                                            -------------     -------------     -------------     -------------
                                                            -------------     -------------     -------------     -------------

The increase in the average order during third quarter as compared to the prior year is due to the increased percentage of sales from back-end members, who have the highest sales productivity. Return rates of 13.2% and 12.8% for the quarter and three quarters ended September 26, 1998 were essentially flat as compared to return rates of 13.4% and 14.5% for the comparable periods in the prior year.

GROSS PROFIT

The growth in the membership services segment and margin recapture initiatives by the retail services segment have provided significant gross profit improvement over the prior year. The overall gross profit margin as a percentage of net revenues for third quarter 1998 increased to 38.5%, as compared to 30.6% for third quarter 1997. Despite a 30.3% decline in net revenues for the quarter, gross profit margin dollars decreased by only 12.3%, reflecting a shift in mix to the higher margin membership services products. On a year-to-date basis, 1998's gross profit margin of 33.9% compared favorably to a gross profit margin of 28.8% for the prior year comparable period.

The Company's overall product profit margin is affected by the mix of sales among the Company's six primary product categories, the mix of sales to Preferred Buyers' Club and Insiders members who receive a 10% discount, and shipping and handling revenue generated from product shipments. More restricted use of free shipping and handling as a catalog marketing promotion resulted in the Company's first shipping and handling profit in four years. Products such as computers, consumer electronics and home office products typically have higher price points and lower percentage profit margins, yet provide higher actual dollar margin contribution per unit. Conversely, product categories with lower price points, such as home decor, home improvements and sporting goods/fitness products, generally have higher percentage profit margins, but provide less actual dollar margin contribution per unit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


GROSS PROFIT (CONTINUED)

The following table illustrates the customer and product mix for the three and nine months ended September 26, 1998 and September 27, 1997:

                                                                  Three Months Ended                   Nine Months Ended
                                                            -------------------------------     -------------------------------
                                                            September 26,     September 27,     September 26,     September 27,
                                                                1998              1997              1998              1997
                                                            -------------     -------------     -------------     -------------
Percentage of Sales by Customer Type:
      Front-end prospect . . . . . . . . . . . . . . .            27.0%             26.0%             29.0%             26.0%
      Back-end customers . . . . . . . . . . . . . . .            16.0              27.0              21.0              25.0
      Back-end members . . . . . . . . . . . . . . . .            57.0              47.0              50.0              49.0
                                                            -------------     -------------     -------------     -------------
                                                                 100.0%            100.0%            100.0%            100.0%
                                                            -------------     -------------     -------------     -------------
                                                            -------------     -------------     -------------     -------------
Percentage of Sales by Product Type:
      Computers. . . . . . . . . . . . . . . . . . . .            27.1%             29.5%             29.1%             31.3%
      Consumer electronics . . . . . . . . . . . . . .            18.6              17.2              17.7              17.6
      Home decor . . . . . . . . . . . . . . . . . . .            16.2              15.0              15.8              14.0
      Home improvements. . . . . . . . . . . . . . . .            18.6              17.7              17.3              16.0
      Home office. . . . . . . . . . . . . . . . . . .            13.2              14.6              14.2              14.8
      Sporting goods/fitness . . . . . . . . . . . . .             6.3               6.0               5.9               6.3
                                                            -------------     -------------     -------------     -------------
                                                                 100.0%            100.0%            100.0%            100.0%
                                                            -------------     -------------     -------------     -------------
                                                            -------------     -------------     -------------     -------------

As indicated by the table above, 1998's percentage of sales derived from the home decor and home improvements product categories reflected a substantial increase over 1997's mix. This increase reflects the Company's successful introduction of the HOME COMFORTS catalog and related home product offerings, in conjunction with the introduction of the Essentials for Home club program. The decline in computer sales as a percentage of total product mix reflects industry wide softness in computer sales as well as the Company's strategic decision to re-merchandise this category and shift the mix of product offerings towards higher margin products, such as laptop computers.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses totaled $43.9 million in third quarter 1998, compared to $39.4 million for third quarter 1997. For the nine-month period ended September 26, 1998, marketing and administrative expenses, excluding the unusual expenses of approximately $767,000 related to the temporary closing of the Junction City call center, totaled $128.6 million as compared to $112.2 million for the comparable period for the prior year. The increase in marketing and administrative expenses reflects certain costs incurred as the Company continues its expansion into the membership services industry, including an increased usage of outbound telemarketing, increased inbound phone costs for membership customer service, commissions paid to clients, the opening of the Company's client services telemarketing center and costs associated with the enhancement of the Company's infrastructure capabilities and information technology resources. Management continues to strive towards identifying opportunities for variable and fixed cost reductions.

UNUSUAL EXPENSES

During second quarter, the Company's Junction City call center was abruptly closed as a result of a number of worker illnesses in the facility and resulting hospitalizations. As a result of the closing the Company incurred expenses related to rerouting incoming calls to the Fayetteville and Brooklyn Center call centers, as well as to three external vendors, hiring temporary labor pools to handle the rerouted calls, setting up temporary-site locations in Junction City, including trailer rentals and electrical installations for computer and telephone equipment, and retention of health officials and environmental specialists. During the shutdown, the Company continued to pay the salaries, wages and commissions of Junction City employees and incurred overtime costs at the other call centers.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


UNUSUAL EXPENSES (CONTINUED)

Although a cause was never identified, the Company reopened the call center in mid-May after the Kansas Department of Health and Environment, physicians from a local hospital and an external environmental consulting firm declared the facility safe for use. The Company undertook several precautionary measures upon reopening the facility including the installation of various monitoring equipment, such as carbon monoxide detectors, air turnover units and activated charcoal filters, as well as the retention of on-site medical professionals.

INTEREST EXPENSE

Net interest expense for third quarter 1998 of $636,000 increased $34,000 over third quarter 1997, while net interest expense of $2.3 million for the first nine months of 1998 was $1.2 million higher than the prior year comparable period. The year over year increase for the nine month comparable periods reflects increased borrowings, which occurred throughout 1997 under the Company's revolving credit facility necessary to fund working capital requirements primarily related to its installment billing plans. The Company has limited its offerings of the longer-duration installment billing plans and, as a result, the Company has realized interest reductions from both the first and second quarters of 1998 and anticipates further decline in interest costs for fourth quarter.

INCOME TAX (BENEFIT) PROVISION

The Company's effective tax rate was 34.0% for third quarter 1998 and 1997, as well as for the nine-month periods then ended.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW
The Company's liquidity, as measured by its net working capital, was $8.0 million at September 26, 1998, as compared with $24.3 million at December 31,
1997.   The Company's current ratio was 1.1 to 1.0 at September 26, 1998 as compared to 1.2 to 1.0 at December 31, 1997. The decline in the Company's net working capital and current ratio from year-end reflects reductions of inventory levels and receivables, in addition to the repurchases of the Company's Common Stock.

Net cash provided by operations totaled $39.2 million for the three quarters ended September 26, 1998 as compared with net cash used for operations of $18.1 million for the same period in 1997. This improvement reflects the reduction in receivables and merchandise inventories, partially offset by decreases in accounts payable, accrued liabilities and increases in deferred membership solicitation and catalog costs. In addition, net deferred membership income and initial direct acquisition-related costs decreased to $16.9 million at September 26, 1998 from $20.9 million at year-end 1997.

During the three quarters ended September 26, 1998, the Company made capital expenditures of approximately $7.0 million, compared with $8.1 million for the three quarters ended September 27, 1997. Capital expenditures in 1998 included costs associated with the opening of a new client services telemarketing center in Brooklyn Center, MN and improvements made to the Company's corporate headquarters. The Company has invested and will continue to evaluate its needs for additional investments in information technology and infrastructure capabilities to achieve operational efficiencies. Management currently anticipates that it will spend an aggregate of approximately $9 to $10 million on capital expenditures during 1998.

YEAR 2000 COMPLIANCE
The Company utilizes both information technology ("IT") and non-IT systems that will be affected by the date change in the Year 2000. The Company has designated key individuals from management to comprise a central project team to lead the Year 2000 compliance initiative and is engaged in an extensive review of its IT and non-IT systems, including assessing the affect of, and developing the necessary steps towards, achieving Year 2000 compliance. The Company's primary Year 2000 compliance objective is to mitigate the risk for significant business interruption. To date, the Company has assessed the exposure to its IT and non-IT systems, established areas of high risk, and has identified, and corresponded with, key vendors, whose inability to achieve Year 2000 compliance would negatively impact or disrupt the Company's operations. The Company has also assessed the potential impact on its operations, should key third parties not be successful in converting their systems in a timely manner. In addition to the central project team, the Company also will be investing in additional internal resources solely dedicated towards achieving and ensuring Year 2000 compliance. The Company's progress with regard to achieving Year 2000 compliance is monitored and reported on a regular basis to its management and to its Board of Directors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

YEAR 2000 COMPLIANCE (CONTINUED)
The Company has been, and will continue to exercise its best efforts in identifying and remedying any potential Year 2000 exposures within its control. The Company anticipates the largest risks to occur, however, should the Company's external third parties fail to achieve Year 2000 compliance. The Company has identified key external third parties who provide services including, but not limited to, telecommunications, credit processing, printing, funds transfer and utilities. In addition, while the Company values its established relationships with its key vendors, it is identifying secondary vendors in the event that certain of its business partners are delayed in achieving Year 2000 compliance.

The Company has begun to incur expenses related to the evaluation and implementation of solutions to resolve the Year 2000 issue and expects certain expenditures to continue through the year 2000. In accordance with the Company's financial policies, maintenance or modification costs incurred by the Company have been expensed. The costs of new software (whether purchased or internally developed) and hardware that primarily provides enhanced functionality, beyond achieving Year 2000 compliance, will be capitalized and amortized over their respective useful lives. The Company anticipates total expenditures related to the Year 2000 issue of approximately $3.5 million, of which $1.7 million has been incurred to date. The Company believes that the risk of significant internal Year 2000 issues in remaining IT systems is mitigated because a majority of the Company's systems have been developed or modified within the last four to five years with the Year 2000 issue in mind.

The costs of addressing the Year 2000 issue are not expected to materially affect the Company's financial position, results of operations or cash flows in future periods. However, the Company's current estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems are based upon assumptions regarding future events. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance and, accordingly, there can be no assurance that Year 2000 related costs will not be materially higher. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the year 2000 readiness of the Company's business partners may lag behind the Company's efforts and it is uncertain as to what extent the Company could be impacted. During the remainder of 1998, and in 1999, the Company will continually monitor its progress against its Year 2000 plans and assess the feasibility and appropriateness of such plans, in order to reduce its business interruption and financial exposure with regard to Year 2000 related issues.

FINANCING
During the third quarter, the Company obtained a new $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Up to $20 million of the facility is available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit bear interest, at the Company's option, at the reference rate or LIBOR plus a spread which is based on the Company's excess availability. At September 26, 1998, the Company had borrowing capacity of approximately $43 million of which $23.3 million was outstanding, consisting of $19.3 million of borrowings and $4.0 million of letters of credit. Borrowings under the facility are secured by certain assets of the Company. At September 26, 1998, the Compnay was in compliance with its covenants under its credit facility.

The Company offers its customers varying installment-billing plans with no finance charges payable to the Company. As a result, the Company supported installment plan receivables aggregating $20.2 million and $50.5 million at September 26, 1998 and December 31, 1997, respectively. The Company's receivable balance at any time is generally reflective of sales volume fluctuations, as approximately 30% to 40% of its net revenues are financed by customers on one of the Company's installment billing plans. The decline in installment plan receivables from year-end reflects the Company's revised strategy to limit its offerings of the longer-duration installment billing plans. The Company will continue to offer certain short-term installment billing plans to its customers, requiring the allocation of capital resources expected to be funded from internal operations as well as availability under the revolving credit facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CAPITAL TRANSACTIONS
During the nine months ended September 26, 1998, the Company repurchased 804,000 of its Class A Common Stock ("Common Stock"), at an aggregate cost of approximately $7.7 million. Approximately 784,000 shares were purchased under a series of Board authorized private transactions as well as under the 400,000-share open-market repurchase program, as authorized by the Company's Board of Directors in 1996. During third quarter 1998, the Board of Directors authorized a two million-share open-market repurchase program, under which the Company repurchased 20,000 shares through September 26, 1998. Subsequent to quarter end, the Company purchased approximately 933,000 shares at an aggregate cost of approximately $6.4 million under the new repurchase program. During the first three quarters of 1997, the Company, at an aggregate cost of approximately $454,000, repurchased 47,500 shares of Common Stock.

On April 15, 1998, the Board of Directors and shareholders approved an amendment to the Company's 1991 Stock Option Plan which increased the number of shares of the Company's Common Stock reserved for issuance to 1,600,000. On June 12, 1998, the Company granted options under the plan to selected management of the Company to purchase 157,000 shares of the Company's Common Stock at $8.25 per share. The options vest over three years and expire 10 years from the date of grant. During third quarter, the Company granted options to selected management of the Company to purchase 162,000 shares of the Company's Common Stock at a range of $6.50 to $7.94 per share. The options vest over three years and expire 10 years from the date of grant.

On January 30, 1998, the Company granted to Mark A. Cohn an option to purchase 400,000 shares of the Company's Common Stock at $10.00 per share. The option vests in five equal annual installments beginning in 1999 and expires 10 years from the date of grant.

On January 30, 1998, the Company's Board of Directors approved a stock purchase plan for non-employee directors consisting of 50,000 shares of the Company's Common Stock. Under the plan, each director is limited to purchasing a maximum of 5,000 shares per month. The option price is equal to an average of the last reported sale price for the Company's Common Stock for the twenty trading days prior to notification.

The Company expects to fund its operations, expected working capital requirements and capital expenditures for the remainder of 1998 and throughout 1999 from cash generated from operations and available borrowing capacity under its credit facility.

SEASONALITY

The Company's retail services segment is subject to significant seasonal variations in consumer demand, which the Company believes are generally associated with the direct marketing and retail industries. Historically, the Company's net retail revenues have been the largest during the fourth calendar quarter and a significant portion of its earnings have been realized during that period. The Company's operating results during this period may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak selling season, the Company hires additional flex-time employees in its telemarketing, order processing and distribution areas, increases its merchandise inventories and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the October through December timeframe, or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


 ACCOUNTING PRONOUNCEMENTS

The Company will be adopting Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as the components of an enterprise for which separate financial information is available and is used by the chief operating decision maker in deciding how to allocate resources or evaluate performance. In general, financial information is required to be reported on the basis that it is used internally by management for making operating decisions and assessing performance. The Company has identified that it has two operating segments, Retail Services and Membership Services. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

SEC PENDING INTERPRETATION

On clubs in which the Company has a continuing obligation, net deferred membership fees and initial direct acquisition related costs are recorded when the trial period has elapsed and are amortized over the membership period, generally twelve months. In August 1998, the SEC required another company in the membership services industry to defer the recognition of revenue from the sale of membership services until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing the expenses over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timeframe for issuance of, as well as the specific requirements of the final SEC interpretation is uncertain. As such, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to adopt similar accounting treatment for revenue and expense recognition as indicated above, it would have a material impact on the Company's financial position and results of operations due to the significant growth in the Company's membership services segment.

FORWARD-LOOKING INFORMATION

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors exist that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels; interest rates; failure of the Company or significant third parties to achieve year 2000 compliance, including material costs being incurred in connection with such compliance; any changes mandated by the SEC with regard to membership services revenue and expense recognition; changes or consumer perceptions of changes in the domestic and/or international economic and political climates; continuity of relationships with or purchases from major vendors; the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, the Company's continuing ability to develop new programs which generate consumer interest, arrangements with list owners; changes in marketing strategy; labor shortages; changes in product mix; higher than expected membership cancellations; telemarketing center integration; competitive pressures on sales, pricing and membership services; availability of financing on favorable terms; higher than expected installment plan default rates; and increases in catalog production costs, product costs, postage, shipping and other costs which cannot be recovered through improved pricing of products and services.

                             PART II.  OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS:

               Exhibit 10 - Credit Agreement, dated as of August 10, 1998 by and between the Registrant and Congress Financial Corp. (Central), as Agent for the Banks named therein.

               Exhibit 27 - Financial Data Schedule.

               B.   REPORTS ON FORM 8-K:

                    Registrant did not file any reports on Form 8-K during the quarter ended September 26, 1998.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAMARK INTERNATIONAL, INC.





Date:  November 10, 1998             By:  /s/ Stephen P. Letak
                                          -------------------------------
                                          Stephen P. Letak
                                          Executive Vice President -
                                          Chief Financial Officer