Form 10-K
period 1998-12-31
DAMARK INTERNATIONAL INC
filed 1999-03-12
CIK 883324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to ______________

                        Commission File Number: 0-19902

                           DAMARK INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

              Minnesota                                41-1551116
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)

      7101 Winnetka Avenue North                      612-531-0066
     Minneapolis, Minnesota 55428            (Registrant's telephone number
   (Address of principal executive                including area code)
               offices)

       Securities registered pursuant to Section 12(b) of the Act: None.

   Securities registered pursuant to Section 12(g) of the Act: Class A Common
                             Stock, $.01 par value.

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements
for the past 90 days: Yes  _X_    No ___.

    Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and such disclosure will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment hereof: Yes  _X_    No ___.

    As of the latest practicable date, indicate the number of shares of each of the Registrant's classes of common stock outstanding: On March 9, 1999, there were 5,911,208 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

    As of the latest practicable date, indicate the aggregate market value of the Registrant's voting stock held by non-affiliates: On March 9, 1999, based on the last sale price reported by The Nasdaq Stock Market ($8.625 per share), such securities had an aggregate market value of $40,637,300.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 filed with the Securities and Exchange Commission (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. ITEM 1. BUSINESS...............................................................          3

  General..............................................................................          3
  Membership Services..................................................................          3
  Catalog Retail.......................................................................          7
  Operations...........................................................................         10
  Information Systems..................................................................         10
  Competition..........................................................................         10
  Employees............................................................................         11
  Trademarks and Trade Names...........................................................         11

PART I. ITEM 2. PROPERTIES.............................................................         11

PART I. ITEM 3. LEGAL PROCEEDINGS......................................................         12

PART I. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................         12

PART II. ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS..............................................................................         12

PART II. ITEM 6. SELECTED FINANCIAL DATA...............................................         13

PART II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATION.................................................................         14

  Results of Operations................................................................         14
  Liquidity and Capital Resources......................................................         17
  Year 2000 Compliance.................................................................         18
  Seasonality..........................................................................         19
  Inflation............................................................................         19
  Pending Securities and Exchange Commission Interpretation............................         19
  Governmental Regulations.............................................................         19
  Recently Issued Accounting Pronouncements............................................         20
  Forward-Looking Information..........................................................         20

PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................         21

  Index to Consolidated Financial Statements...........................................         21

PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE.................................................................         40

PART III. ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................         40

PART III. ITEM 11. EXECUTIVE COMPENSATION..............................................         41

PART III. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......         41

PART III. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................         41

PART IV. ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......         41

SIGNATURES.............................................................................         42
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K............................................         43

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    DAMARK International, Inc. ("DAMARK" or the "Company") has been undergoing a business transformation. The primary driver of this major strategic change was the recognition that its core catalog formula was likely to come under extreme competitive pressure. Consequently, DAMARK began to re-deploy the direct marketing competencies gained in the catalog retail business in what it believes to be an under-penetrated growth industry--membership services. In this field of competition, in addition to serving its own customers, the Company serves large list-owning companies ("clients") by creating membership and merchandising offers targeted to their customers using their brand names.

    The Company's overall strategic objective is to develop mutually beneficial, long-term relationships with clients and consumers. In pursuit of this objective, the Company seeks to leverage three principal assets: proprietary customer lists; a unique value delivery system; and intellectual capital. The Company believes it differentiates itself by its ability to develop high value renewable programs, products and services, the capability to deliver these value propositions seamlessly, and the competency to construct customized and integrated direct response marketing offers.

    DAMARK now competes in the marketplace for its own account as well as for the accounts of others and operates in two businesses--Membership Services and Catalog Retail. In both, the Company utilizes targeted, information-based strategies to bring a broad range of products, programs, and services to consumers via direct mail, telesales, and the Internet. In its Membership Services business, the Company develops, markets and manages fee-based programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Catalog Retail business offers brand name, value-priced merchandise in the categories of computers, home office, electronics, home decor, home improvement and sports/fitness through a variety of catalog titles.

    In the near term, the Company is focused on three operating priorities:

    - Aggressively expanding its position in the Membership Services industry by increasing revenues, programs, client relationships and the share of clients served;

    - Improving the economic model of the Catalog Retail business to position it for future profitable growth in new customer segments and channels; and

    - Providing high-impact member and client service in all business activities.

    Finally, the Company believes there are new marketing opportunities through the Internet and will seek ways to leverage the uniqueness of this medium across its operating segments.

MEMBERSHIP SERVICES

    Although the Company has provided membership opportunities since 1987, it believes the overall market for such services is still nascent and expanding. DAMARK currently offers nine core membership value propositions through two distribution channels using three direct marketing methods. In general, key factors that drive economic results are market size and growth prospects, sales conversion rates, new member acquisition costs, renewal rates and operating costs. Further, there is a new member acquisition effort that may require an investment, and a membership renewal effort, where the Company recoups it original investment and earns a return. The level of profitability in any particular year is therefore dependent on the mix of acquisition and renewal business.

    The following table summarizes the operating performance of the Company's Membership Services segment over the past three years:

                       KEY MEMBERSHIP SERVICES STATISTICS

                                                      YEARS ENDED DECEMBER 31
                                          ------------------------------------------------
                                                                       PERCENTAGE CHANGE
                                                                     ---------------------
                                                                       1998        1997
                                           1998     1997     1996    OVER 1997   OVER 1996
                                          -------  -------  -------  ---------   ---------
                                               (AMOUNTS IN THOUSANDS UNLESS OTHERWISE
                                                             INDICATED)
Membership counts:
  Net membership, start of year.........    1,358    1,044      987      30.1%       5.8%
    New membership acquisitions:
      Direct-to-consumer................    1,273      909      524      40.0%      73.5%
      Client services...................      757       20    --      3,685.0%     --
    Membership renewals.................    1,014      867      789      17.0%       9.9%
    Cancellations, returns and
      expirations.......................   (2,671)  (1,482)  (1,256)     80.2%      18.0%
                                          -------  -------  -------
  Net membership, end of year...........    1,731    1,358    1,044      27.5%      30.1%
                                          -------  -------  -------
                                          -------  -------  -------
Business mix:
  New membership acquisitions...........     66.7%    51.7%    39.9%     29.0%      29.6%
  Membership renewals...................     33.3%    48.3%    60.1%    (31.1)%    (19.6)%
                                          -------  -------  -------
    Total...............................    100.0%   100.0%   100.0%
                                          -------  -------  -------
                                          -------  -------  -------
Weighted average membership fee ($).....  $ 60.27  $ 54.44  $ 50.25      10.7%       8.3%
                                          -------  -------  -------
                                          -------  -------  -------

CLUBS

    In general, membership in the Company's clubs provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company currently markets the nine membership value propositions described below under its own brand names and those of its clients. During 1998, DAMARK introduced four new clubs and intends to continue to bring to market what it believes to be individually relevant and uniquely compelling concepts. The Company currently has several new membership value propositions in various stages of development, including line extensions to existing offerings and affinity clubs.

                         MEMBERSHIP VALUE PROPOSITIONS

-----------------------------------------------------------------------------------------------------------------
                   CLUB                                                MAJOR BENEFITS
-----------------------------------------------------------------------------------------------------------------
                                            - A full year catalog subscription including member exclusive offers
                                            - 10% off DAMARK's everyday prices
                                            - Marketplace Best Price Guarantee refunds 125% of difference if member finds identical product available at a lower price within 30
       PREFERRED BUYERS'                      days of purchase and notifies DAMARK
    CLUB-REGISTERED TRADEMARK-              - Catalog Best Price Guarantee pays 100% of the difference upon
    - Introduced in 1987                        request if DAMARK reduces the price of a purchased item within 60
    - Membership fee of $59.99                    days
                                            - PBC-REGISTERED TRADEMARK- Members' Only toll free number for ordering and customer service
                                            - On-line Internet ordering and Members' Only Store featuring additional exclusive savings
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                   CLUB                                                MAJOR BENEFITS
                                            - All benefits of the PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK-
                                            - Insiders Hotline-Registered Trademark- toll free number and priority customer service
                                            - Marketplace Best Price Guarantee refunds 150% of difference if
             INSIDERS-REGISTERED TRADEMARK-   member finds identical product available at a lower price within 60
    - Introduced in 1996                      days of purchase and notifies DAMARK
    - Membership fee of $109.99             - Extended warranty discounts and free express shipping upgrades
                                            - Priority service labels to identify member correspondence
                                            - Complimentary memberships in other premier clubs
                                            - Exclusive merchandise offers including sneak previews and exclusive discounts
-----------------------------------------------------------------------------------------------------------------
                                            - Full service travel agency
         VACATION                           - Cash rebates on flights booked through Vacation Passport travel
   PASSPORT-REGISTERED TRADEMARK-             agency
    - Introduced in 1996                    - 50% off hotel rates worldwide
    - Membership fee of $59.99              - Car rental discounts
                                            - Cruise packages with 125% Best Price Guarantee
                                            - Subscription to PASSPORT PRESS, DAMARK's travel newsletter
-----------------------------------------------------------------------------------------------------------------
                                            - Wide variety of discounted shopping and entertainment values
         GREAT DEAL PACK-SM-                - Marketplace Best Price Guarantee refunds 125% of difference if
    - Introduced in 1997                      member finds identical product available at a lower price within 30
    - Membership fee of $54.99                  days of purchase and notifies DAMARK
                                            - Express shipping upgrades and discounts on extended service plans
                                            - Over $350 in entertainment benefits
-----------------------------------------------------------------------------------------------------------------
                                            - Full year subscription to the Home Comforts catalog
        ESSENTIALS FOR                      - $75 in Members' Only discounts
    HOME-REGISTERED TRADEMARK-              - Marketplace Best Price Guarantee refunds 125% of difference if
    - Introduced in 1997                        member finds identical product available at a lower price within
    - Membership fee of $59.99                    30 days of purchase and notifies DAMARK
                                            - $10 new members decorating allowance
                                            - Over $2,000 in savings on home-related services
-----------------------------------------------------------------------------------------------------------------
            VALUE PLUS-SM-                  - Quarterly newsletters on product trends and emerging technologies
    - Introduced in 1998                    - Access to the lowest prices available on select DAMARK merchandise
    - Membership fee of $59.99              - $60 in Members' Only discounts
                                            - Extended warranty discounts and free shipping coupons
-----------------------------------------------------------------------------------------------------------------
           GIFT GALLERY-SM-                 - Shopping catalog containing more than 50 gift offers from over 20
    - Introduced in 1998                      renowned gift companies at discounted, Members' Only prices
    - Membership fee of $59.99              - $20 new member gift allowance
                                            - Additional catalog offers from several of the companies included
-----------------------------------------------------------------------------------------------------------------
                                            - Double Warranty Guard--doubles the manufacturer's warranty on any
          BUYER'S GUARD -SM-                  member's purchases charged to a registered credit card
    - Introduced in 1998                    - Price Guard--assures members the best price on all of their
    - Membership fee of $59.99                  purchases
                                            - Repair Guard--reimburses 20% of all registered product repair costs up to $100

-----------------------------------------------------------------------------------------------------------------
                   CLUB                                                MAJOR BENEFITS
-----------------------------------------------------------------------------------------------------------------
                                            - $250 in grocery coupons
           BUDGET SAVERS-SM-                - Discounts on automotive needs from car care to gas
    - Introduced in 1998                    - Low rates for auto, home, life, and long term care insurance
    - Membership fee of $59.99              - Up to 60% off prescription drug prices
                                            - Discounts on long distance telephone calls, water softener services, Internet access, home security systems and much more

    All memberships are one year in duration, renewable, and offered on a free trial basis for periods of 30 to 60 days. The Company does not record any revenue during this period, however, during this time, members may use benefits without obligation as detailed in the original customer contact and the fulfillment literature subsequently delivered. Written materials for each program detail terms and conditions and how to access benefits. In the event a consumer elects to cancel their membership during the trial period, they must contact the Company to avoid billing. If a membership is not canceled, the annual fee is charged to the member's credit card on file with the Company. Renewal communications are delivered in advance of the expiration of a membership term and, unless the Company is notified to the contrary, members are charged the next year's fee. For those clubs that place a continuing obligation on the Company to provide benefits, membership revenues are recorded on the balance sheet net of direct solicitation costs and are amortized into income over the membership period. Membership solicitation costs principally include telemarketing costs, transaction fees, printing, postage and membership kit costs. All members are permitted to return their memberships at any time for either a full or pro-rated refund depending upon the terms and conditions of the club. On average, consumers have historically tended to maintain memberships with the Company for about 3.5 years.

DISTRIBUTION CHANNELS

    In the direct-to-consumer channel, the Company markets primarily to its proprietary customer lists while in the client services business, offers are made to the customers of other organizations. The Company believes that the economics of each channel are attractive for different reasons. The direct-to-consumer business is characterized by comparatively low acquisition costs, moderate growth prospects and a mature renewal base. The client services business is distinguished by relatively higher new member acquisition costs and high growth potential. Prior to 1997, the Company operated solely in the direct-to-consumer channel. During 1998, the Company entered the client services channel, executing marketing contracts with five large clients in the financial services industry. These contracts provided the Company with access to large numbers of prospective members and significantly accelerated the growth of new member acquisitions.

    DIRECT-TO-CONSUMER. Historically, member acquisition through the direct-to-the-consumer channel was driven by mailing a catalog to consumers fitting the criteria of the Company's targeted customer base and then offering the PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- during an inbound telephone call in response to the catalog order. With the deployment of the Company's proprietary order capture system in mid-1997, however, in response to an inbound call, the Company's database analyzes the available information using proprietary algorithms that indicate the club that is most likely to be relevant and compelling for that individual. Membership in that club is then offered to that specific consumer by one of the Company's marketing representatives. In other situations, names of prospective members selected from the Company's proprietary lists are called on an outbound basis by third-party telesales providers for the sole purpose of marketing a specific membership opportunity.

    CLIENT SERVICES. To more fully utilize the competencies and capabilities it has developed as a direct marketer of consumer products and services, the Company also offers core or customized membership programs to customers of its clients to enhance their brand equity and promote loyalty within their customer base. Clients provide their customer lists to the Company and the Company analyzes such using its proprietary database marketing methods to identify likely prospective membership purchasers. These prospects are then targeted with either a direct mail or outbound telesales campaign managed by the Company using third-party providers. Additionally, some clients sell the Company's membership programs in their own call centers during an inbound customer service contact.

    The Company records revenues associated with membership sales made under the client's name in accordance with its normal accounting policies, and with the exception of the client-inbound business, incurs all marketing expenses. The Company also bears all order processing and customer service expenses for client programs and pays success fees to clients based on membership revenues generated from their customer lists. These payments average about 20% of initial and renewal membership fees.

    The Company markets its services to prospective clients as an integrated marketing solution using a three-pronged, proprietary approach named MARKET BUILDERS-SM-. BRAND BUILDER-SM- provides high-quality, creative marketing literature in a seamless way to maximize client brand value. BEHAVIOR BUILDER-SM- accurately segments customer files to make individually targeted and highly relevant offers to consumers. OPPORTUNITY BUILDER-SM- supplies access to the Company's unique value delivery system and provides one-to-one marketing opportunities for merchandise and services.

CATALOG RETAIL

    The Company has been engaged in the discount durable goods catalog retailing business since its founding in 1986 and it believes the overall market is in a mature growth stage. In general, key factors that drive economic results for the segment are the number of catalogs mailed, response rates, average order size, product mix and margins, advertising costs and operating costs. Like Membership Services, there is a new customer acquisition effort, or "front-end", that may require an investment, and a "back-end" consisting of repeat business with existing customers where the Company recoups it original investment and earns a return.

    Prior to 1998, the Company made substantial investments to increase catalog revenue growth. Early in 1998, the Company recognized that this strategy would not produce acceptable economic returns over the long term, and therefore moved its emphasis from increasing sales to recapturing margin and positioning its segment investment for sustainable, long-term performance. The Company purposefully reduced segment revenues by eliminating unprofitable mailings and promotions. However, the core "Great Deal" catalog formula also experienced response rates that were below expectations in traditionally profitable consumer segments. As a result, the Company experienced de-leveraging of its costs. In response, among other measures, the Company reduced the size of its salaried staff by over 10%. During 1998, DAMARK also introduced a new catalog title that uses its existing infrastructure and expertise in merchandising, membership and credit marketing, but targets a different consumer segment than that of the core catalog.

    Overall, the Company will continue to seek better, more efficient and profitable ways of competing in a mature industry with the goals of profitable growth and earning an acceptable rate of return on invested capital. In 1999, management plans to continue the drive begun in 1998 to recapture margin, control costs and manage assets more efficiently by seeking to market to new customer segments, revitalize the "Great Deal" catalog formula, improve product merchandising and innovate in the credit marketing arena.

MARKETING

    Historically, the Company's Catalog Retail marketing strategy centered on offering brand name, value-priced products that could be offered as "Great Deals". The Company has differed from most catalog retailers by targeting well-educated males with above average incomes and a propensity to shop by direct response as its primary market. Based on a recent study by an independent marketing company, DAMARK's customers have a median family income of $48,000. Furthermore, 69% are male, 55% are aged 25 to 44 and 55% have at least a college degree. During 1998, the Company introduced a new catalog title directed at a consumer segment with different demographics. In general, this formula is targeted to appeal to consumers with median household incomes of $30,000 to $35,000 and less available credit than the Company's current customers.

    The Company uses sophisticated techniques to select names of potential new customers to rent from other direct marketing companies. Mailings to these and other prospects and the initial purchases made constitute the Company's front-end business. Mailings and sales to customers that have made one or more repeat purchases, including those that have taken advantage of a membership opportunity, make up DAMARK's back-end business.

    The table below summarizes the operating performance of the Company's Catalog Retail segment over the past three years:

                         KEY CATALOG RETAIL STATISTICS

                                                      YEARS ENDED DECEMBER 31
                                          ------------------------------------------------
                                                                       PERCENTAGE CHANGE
                                                                     ---------------------
                                                                       1998        1997
                                           1998     1997     1996    OVER 1997   OVER 1996
                                          -------  -------  -------  ---------   ---------
                                               (AMOUNTS IN THOUSANDS UNLESS OTHERWISE
                                                             INDICATED)
Catalogs mailed:
  Front-end prospects...................   75,800   83,400   73,900     (9.1)%      12.9%
  Back-end customers....................   60,600   82,700   71,100    (26.7)%      16.3%
                                          -------  -------  -------
    Total...............................  136,400  166,100  145,000    (17.9)%      14.6%
                                          -------  -------  -------
                                          -------  -------  -------
Sales per mailing ($):
  Front-end prospects...................  $  1.95  $  1.90  $  2.06      2.6%       (7.8)%
  Back-end customers....................     5.12     5.55     7.00     (7.8)%     (20.7)%
                                          -------  -------  -------
    Weighted average....................  $  3.58  $  3.91  $  3.66     (8.4)%       6.8%
                                          -------  -------  -------
                                          -------  -------  -------
Average order ($):
  Front-end prospects...................  $   132  $   131  $   135      0.8%       (3.0)%
  Back-end customers....................      191      225      183    (15.1)%      23.0%
                                          -------  -------  -------
    Weighted average....................  $   169  $   176  $   166     (4.0)%       6.0%
                                          -------  -------  -------
                                          -------  -------  -------
Response rates (%):
  Front-end prospects...................     1.48%    1.45%    1.53%     2.1%       (5.2)%
  Back-end customers....................     2.69%    2.46%    2.91%     9.3%      (15.5)%
                                          -------  -------  -------
    Weighted average....................     2.12%    2.23%    2.21%    (4.9)%       0.9%
                                          -------  -------  -------
                                          -------  -------  -------
Sales mix (%):
  Front-end prospects...................     32.3%    25.7%    23.4%    25.7%      (10.5)%
  Back-end customers....................     67.7%    74.3%    76.6%    (8.9)%       4.2%
                                          -------  -------  -------
    Total...............................    100.0%   100.0%   100.0%
                                          -------  -------  -------
                                          -------  -------  -------

    All available information for each customer, including demographic and purchase history, is added to the Company's database. This data is processed using proprietary algorithms in addition to conventional recency/frequency modeling and regression analyses and used with the objective of maximizing the long-term revenue and profit potential of the Company's customer and member base. Merchandising, mailing and operations decisions are all based on this information. The Company's proprietary customer list exceeded 13 million names at December 31, 1998.

    Customer payments are accepted through major credit cards, checks or money orders. Historically, on certain qualifying orders, the Company offered its customers four, six or ten payment installment plans with no finance charges payable to the Company. During 1998, the Company limited its offerings of longer-duration installment billing programs resulting in a significant decline in receivables arising from its installment billing plans. At December 31, 1998 and 1997, the Company had $23.4 million and $50.5 million respectively, in installment plan receivables outstanding.

MERCHANDISING

    The Company provides customers with a broad selection of "Great Deals" by offering merchandise at or below the prices available from dominant discount retailers across six major categories. Product categories with higher price points, such as computers, home office and consumer electronics ("hard lines") generally have lower gross profit percentages but provide more gross margin dollars per unit. Conversely, items with lower price points, such as home decor, home improvement and sports/fitness products ("soft lines") generally have higher gross profit percentages but provide less gross margin dollars per unit. Year-to-year changes in sales mix generally reflect changes in product offerings made in response to changes in consumer demand.

    The Company's sales and margin percentages by product category over the last three years are presented below:

                 SALES AND GROSS MARGINS BY PRODUCT CATEGORIES

                                                   YEARS ENDED DECEMBER 31
                                          ------------------------------------------
                                                                 PERCENTAGE CHANGE
                                                               ---------------------
                                                               1998 OVER   1997 OVER
                                          1998   1997   1996     1997        1996
                                          -----  -----  -----  ---------   ---------
Sales by product categories:
  Computer..............................   27.1%  30.7%  29.8%   (11.7)%       3.0%
  Consumer electronics..................   18.7%  18.3%  18.2%     2.2%        0.5%
  Home office...........................   13.7%  14.5%  16.3%    (5.5)%     (11.0)%
                                          -----  -----  -----
    Subtotal, hard lines................   59.5%  63.5%  64.3%    (6.3)%      (1.2)%
  Home improvement......................   17.8%  16.1%  14.8%    10.6%        8.8%
  Home decor............................   16.2%  14.3%  13.5%    13.3%        5.9%
  Sports/fitness........................    6.5%   6.1%   7.4%     6.6%      (17.6)%
                                          -----  -----  -----
    Subtotal, soft lines................   40.5%  36.5%  35.7%    11.0%        2.2%
                                          -----  -----  -----
      Total.............................  100.0% 100.0% 100.0%
                                          -----  -----  -----
                                          -----  -----  -----

Gross margins by product categories(1):
  Computer..............................   18.9%  19.1%  21.3%    (1.0)%     (10.3)%
  Consumer electronics..................   29.8%  28.9%  30.6%     3.1%       (5.6)%
  Home office...........................   32.5%  32.5%  31.8%     0.0%        2.2%
                                          -----  -----  -----
    Weighted average, hard lines........   25.5%  25.0%  26.6%     2.0%       (6.0)%

  Home improvement......................   39.6%  39.6%  39.6%     0.0%        0.0%
  Home decor............................   40.9%  40.0%  40.5%     2.3%       (1.2)%
  Sports/fitness........................   40.8%  37.4%  39.0%     9.1%       (4.1)%
                                          -----  -----  -----
    Weighted average, soft lines........   40.3%  39.4%  39.8%     2.3%       (1.0)%
                                          -----  -----  -----
      Weighted average, total...........   31.5%  30.2%  31.3%     4.3%       (3.5)%
                                          -----  -----  -----
                                          -----  -----  -----

------------------------

(1) On a pre-discount net shipped basis.

    In addition to product sales, the Company also generates revenues and fees from shipping, handling and order processing charges, extended warranty sales, list rentals and co-marketing arrangements and such revenues and fees are significant components of segment operating income. In 1997, the Company altered its merchandise return policy, and now allows free returns up to 30 days after receipt; thereafter, it charges certain restocking fees. Product returns are closely monitored at the stock keeping unit level to assist in identifying favorable and unfavorable sales trends, chronic product defects and other quality issues. The Company's marketing and merchandising staffs also continually evaluate current and new offerings based on market trends, current inventory positions and expected profitability. The Company buys merchandise from over 1,200 suppliers, none of which accounted for more than 10% of total purchases during the last three years. To the extent possible, the Company mitigates its exposure to overstock, product returns and other inventory risks through arrangements with its vendors.

OPERATIONS

    CATALOG PRODUCTION. Most of the catalogs produced by the Company are 64 to 79 pages in length and contain about 300 to 350 product advertisements. Periodically, the Company develops certain specialty catalogs, generally 48 pages, which feature single categories such as electronics, home decor, home office or refurbished merchandise. In addition, the Company produces its "Big Book", a 160 to 172 page general merchandise catalog. In 1998, the Company produced 19 catalogs under the nameplates of its clients as well as three editions of its new title. Under the DAMARK name, the Company produced and mailed 24 front-end, 71 back-end, eight specialty, and four Big Book catalog editions. In-house personnel produce advertising copy, photographs and page layouts for substantially all of its catalogs and promotional materials. Printing and mailing services are provided by outside vendors.

    ORDER CAPTURE. On average, DAMARK receives 23% of its order volume by mail and 77% by telephone. The Company's toll-free lines are answered 24 hours per day, seven days a week. In aggregate, depending on staffing levels, the Company has the capacity to handle over 1,000 orders per hour at its three call centers in Junction City, Kansas, Fayetteville, North Carolina and Brooklyn Center, Minnesota. Marketing representatives employed in these centers enter orders directly into the Company's proprietary on-line value delivery system. The system has the capability to model and score each customer during an inbound call and assists the Company's representatives in making appropriate membership or credit offers to that specific customer, in addition to providing product availability, specifications, accessories, extended warranties and expected shipping date information.

    ORDER FULFILLMENT. Although a growing proportion of the products sold by the Company are shipped directly from vendor facilities, the majority of order fulfillment activities including receiving, quality assurance, storage, retrieval, packing and shipping functions are conducted out of the Company's 400,000 square foot distribution facility built in 1994. To process a customer order, the Company uses a computer-based system that monitors the in-stock status of each item, directs distribution center employees to the appropriate storage locations for the ordered goods and any related packing materials, and prints shipping labels, including a full invoice and return instructions. The Company has the capacity to pick, pack and ship up to 25,000 packages during an eight-hour shift. The Company estimates that over 90% of goods ordered by customers are in stock and, of those orders which are credit approved, substantially all are shipped within 24 hours of receipt.

    CUSTOMER SERVICE. Customer service activities conducted in the call centers consist principally of processing requests for information on the status of orders and refunds, answering questions regarding products and memberships, authorizing returns and referral of product warranty claims which are generally the responsibility of the manufacturer.

INFORMATION SYSTEMS

    The Company believes that the effective and efficient use of information systems technology is critical to its long-term success and its operations are highly dependent upon multiple management information systems consisting of computer hardware and software. The Company utilizes custom software solutions based on n-tiered client-server architecture for its on-line transaction processing systems that manage order capture, fulfillment and customer service operations. This architecture supports a common way of providing customer interaction via the telephone, World Wide Web or e-mail. Off-the-shelf packages and custom software utilizing a multi-terabyte data warehouse support marketing, merchandising and accounting functions. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Year 2000 Compliance".

COMPETITION

    Within its Membership Services segment, the Company's principal competitors include Cendant Corporation, Signature Group, MemberWorks, Metris Companies and BrandDirect, some of which have substantially greater human and financial resources. However, the Company believes that based on reported revenues, it is either the second or third largest publicly traded membership services firm in the U.S.

    The Company's principal competitors within its Catalog Retail segment include storefront and catalog retailers, many of which have substantially greater human and financial resources. Depending upon product category, the

Company competes for sales with such companies as CompUSA, Gateway 2000 and Creative Computers (computers); Circuit City and Best Buy (consumer electronics and computers); Office Depot and OfficeMax (home office); Home Depot (home improvement); and Wal-Mart, Sears, Roebuck, the Target division of Dayton-Hudson, Fingerhut and Sharper Image (soft lines and general merchandise). According to CATALOG AGE magazine, in 1997, the Company ranked as the seventeenth largest catalog retailer in the U.S. in terms of revenues.

    In terms of access to capital, the Company competes with other publicly traded companies, particularly those with small market capitalizations, and therefore believes that the Russell 2000 represents the most comparable stock index.

EMPLOYEES

    As of March 4, 1999, the Company employed 1,945 persons including 11 officers, 23 directors, 53 managers, 226 other salaried personnel and 1,632 full-time and part-time hourly workers. Salaried personnel perform principally management, marketing, merchandising, information systems, accounting, and operations support functions, while the Company's call centers and distribution center use primarily hourly labor. The Company also employs seasonal labor, principally during the fourth quarter. None of the Company's employees are party to a collective bargaining agreement. The Company's operations depend in part on its ability to attract, train and retain qualified personnel.

TRADEMARKS AND TRADE NAMES

    The Company owns certain trademarks registered with the U.S. Patent and Trademark Office including, among others, "DAMARK", "The Great Deal Company", "Preferred Buyers' Club", "PBC", "Insiders", "Vacation Passport" and "Essentials for Home". The Company has several registration applications pending and will pursue other registrations as appropriate to establish and preserve its intellectual property rights.

                                    PART I.

ITEM 2.  PROPERTIES

    The Company owns a 400,000 square foot distribution facility on an 80-acre parcel in Brooklyn Park, Minnesota and leases the following properties:

    - A 250,000 square foot office and warehouse facility and adjoining 12-acre parcel in Brooklyn Park, Minnesota under a ten year net lease expiring in June 2002,

    - A 38,000 square foot telemarketing center facility in Junction City, Kansas under a ten year net lease expiring in May 2006,

    - A 30,000 square foot telemarketing center facility in Fayetteville, North Carolina under a five year net lease expiring in July 2002,

    - A 25,000 square foot telemarketing facility in Brooklyn Center, Minnesota under a ten year net lease expiring in January 2008, and

    - A 17,000 square foot marketing support and office facility in Brooklyn Center, Minnesota under a five year net lease expiring in March 2003.

    The Company believes that its properties are well maintained and in good operating condition and will be sufficient to accommodate its operations in 1999.

                                    PART I.

ITEM 3.  LEGAL PROCEEDINGS

    On October 25, 1996, a current PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK-member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company customers, each of which are members of the Company's PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK-. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been completed and a motion for class certification has been briefed and is pending argument. It is likely that the case will be tried in 1999. The Company believes it has strong factual and legal defenses and is defending the action aggressively.

    In addition to the foregoing, the Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

                                    PART I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "DMRK". As of February 23, 1999, there were 5,911,208 shares outstanding and 597 holders of record.

    The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock.

                                                                             HIGH        LOW
                                                                           ---------  ---------
1998
Fourth quarter (September 27 to December 31).............................  $   8.750  $   5.625
Third quarter (June 28 to September 26)..................................      8.938      5.344
Second quarter (March 29 to June 27).....................................     12.438      8.125
First quarter (January 1 to March 28)....................................     13.250      7.875

1997
Fourth quarter (September 28 to December 31).............................  $  14.500  $   9.750
Third quarter (June 29 to September 27)..................................     18.875     14.250
Second quarter (March 30 to June 28).....................................     16.750      9.125
First quarter (January 1 to March 29)....................................     11.500      9.125

    The Company has never declared or paid cash or stock dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying dividends in the foreseeable future. In addition, the Company's credit agreement provides for limitations on the payment of dividends.

                                    PART II.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below is derived from the consolidated financial statements of the Company. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and other financial and statistical information referenced elsewhere herein, including the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                            (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.........................................  $  484,416  $  594,627  $  513,716  $  500,024  $  477,381
Costs and expenses(1)................................     510,385     583,253     504,462     501,915     468,162
                                                       ----------  ----------  ----------  ----------  ----------
  Operating (loss) income............................     (25,969)     11,374       9,254      (1,891)      9,219
Interest expense, net................................       3,210       1,757          66         191         239
Other expense, net...................................         541          67          65         709         690
                                                       ----------  ----------  ----------  ----------  ----------
  (Loss) income before income taxes..................     (29,720)      9,550       9,123      (2,791)      8,290
Income tax benefit (provision).......................      10,105      (3,245)     (3,055)        935      (2,419)
                                                       ----------  ----------  ----------  ----------  ----------
  Net (loss) income).................................  $  (19,615) $    6,305  $    6,068  $   (1,856) $    5,871
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic earnings per share:
  Net (loss) earnings per share......................  $    (2.71) $     0.78  $     0.72  $    (0.20) $     0.61
  Weighted average common shares outstanding.........       7,250       8,033       8,417       9,093       9,547
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Diluted earnings per share:
  Net (loss) earnings per share......................  $    (2.71) $     0.74  $     0.70  $    (0.20) $     0.59
  Weighted average common and common-equivalent
    shares outstanding...............................       7,250       8,480       8,713       9,093      10,003
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                              DECEMBER 31
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital......................................  $      789  $   24,299  $   19,664  $   24,211  $   35,048
Total assets.........................................     140,347     206,189     142,790     141,728     155,531
Long term debt, excluding current maturities.........      --          --          --          --             250
Total indebtedness...................................       5,140      44,400       3,000         250         500
Common shareholders' equity..........................      34,062      68,663      62,544      64,936      71,980

------------------------

(1) 1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative.

                                    PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

    The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. The Company operates in two business segments, Membership Services and Catalog Retail. These reportable operating segments offer different products and services and are managed separately based on fundamental differences in their operations. A Corporate segment is also used to account for certain unallocated items and capital allocation and tax purposes. See Note 9 to the consolidated financial statements.

                                                            YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------------
                                                                              PERCENTAGE CHANGE
                                                                        -----------------------------
                                                                          1998 OVER       1997 OVER
                                            1998      1997      1996        1997            1996
                                          --------  --------  --------  -------------   -------------
                                                            (AMOUNTS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Catalog Retail(1).....................  $395,047  $530,271  $464,716       (25.5)%          14.1%
  Membership Services...................    89,369    64,356    49,000        38.9%           31.3%
                                          --------  --------  --------
    Total...............................   484,416   594,627   513,716       (18.5)%          15.8%
                                          --------  --------  --------
Costs and expenses:
  Catalog Retail cost of products
    sold................................   311,157   423,411   371,145       (26.5)%          14.1%
  Catalog Retail expenses(2)............   114,959   113,723    97,307         1.1%           16.9%
  Membership Services expenses(2).......    73,175    45,295    35,186        61.6%           28.7%
  Corporate expenses(3).................    11,094       824       824     1,246.4%            0.0%
                                          --------  --------  --------
    Total...............................   510,385   583,253   504,462       (12.5)%          15.6%
                                          --------  --------  --------
Operating (loss) income:
  Catalog Retail........................   (31,069)   (6,863)   (3,736)      352.7%           83.7%
  Membership Services...................    16,194    19,061    13,814       (15.0)%          38.0%
  Corporate.............................   (11,094)     (824)     (824)    1,246.4%            0.0%
                                          --------  --------  --------
    Total...............................   (25,969)   11,374     9,254      (328.3)%          22.9%
Interest expense, net...................     3,210     1,757        66        82.7%        2,562.1%
Other expense, net......................       541        67        65       707.5%            3.1%
                                          --------  --------  --------
  (Loss) income before income taxes.....   (29,720)    9,550     9,123      (411.2)%           4.7%
Income tax benefit (provision)..........    10,105    (3,245)   (3,055)     (411.4)%           6.2%
                                          --------  --------  --------
  Net (loss) income.....................  $(19,615) $  6,305  $  6,068      (411.1)%           3.9%
                                          --------  --------  --------
                                          --------  --------  --------
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used for)
  operations:
  Catalog Retail(2).....................  $ 27,659  $(43,195) $ (7,010)     (164.0)%         516.2%
  Membership Services(2)................    38,218    17,029    15,332       124.4%           11.1%
  Corporate(3)..........................    (6,250)   (4,282)   (2,046)       46.0%          109.3%
                                          --------  --------  --------
    Total...............................    59,627   (30,448)    6,276      (295.8)%        (585.1)%
Property and equipment additions, net...    (7,653)   (9,999)   (8,580)      (23.5)%          16.5%
(Repayments) borrowings, net............   (39,260)   41,400     2,750      (194.8)%       1,405.5%
Repurchases and retirements of Common
  Stock.................................   (15,780)     (701)   (8,779)    2,151.1%          (92.0)%
Net proceeds from issuance of Common
  Stock.................................       691       376       152        83.8%          147.4%

------------------------

(1) Discounts provided to PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- and INSIDERS-REGISTERED TRADEMARK- members are allocated to Catalog Retail and totaled $29,552, $46,105 and $44,723 in 1998, 1997 and 1996, respectively.
    See Note 9 to the Company's consolidated financial statements.

(2) Includes inter-segment commissions charged to Membership Services from Catalog Retail of $18,655, $18,168 and $16,356 in 1998, 1997 and 1996,
    respectively. See Note 9 to the Company's consolidated financial statements.

(3) 1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. See Note 3 to the Company's consolidated financial statements.

GENERAL

    The Company, a marketing solutions provider, brings a broad range of products, programs and services to consumers through direct mail, telesales and the Internet. DAMARK uses targeted, information-based strategies and makes offers to consumers for its own account as well as for the accounts of its corporate clients. The Company operates in two segments: Membership Services and Catalog Retail.

    In its Membership Services business, the Company develops, markets and manages fee-based programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness, and household financial management. The Company's Catalog Retail business offers brand name, value-priced merchandise in the categories of computers, home office, electronics, home decor, home improvement and sports/fitness through a variety of catalog titles.

    For 1999, the Company is focused on three operating priorities:

    - Aggressively expanding its position in the Membership Services industry by increasing revenues, programs, client relationships and the share of clients served;

    - Improving the economic model of the Catalog Retail business to position it for future profitable growth in new customer segments and channels; and

    - Providing high-impact member and client service in all business activities.

    With respect to measuring its financial performance given the nature of its businesses, the Company believes cash from operations is more useful in the near term than earnings before interest, taxes, depreciation and amortization, net income or earnings per share for three reasons:

    - It is neutral with respect to revenue and expense recognition matters;

    - It considers the changes in working capital that encompass approximately 75% of the Company's balance sheet; and

    - It is used by many securities analysts to gauge operating performance when cash flow diverges significantly from net income.

    The Company uses the cash from operations metric as part of its internal performance measurement system to ensure that its employees are focused on the efficient use of capital as well as on operating profitability.

MEMBERSHIP SERVICES

    Membership services revenues net of cancellations and returns grew by 38.9% to $89.4 million during 1998 from $64.4 million in 1997. During 1997, net revenues increased by 31.3% from $49.0 million. In 1998, the Company was able to grow revenues and new member acquisitions by entry into the client services channel, increased outbound telemarketing to its proprietary customer lists and expanding its suite of membership products. In 1997, revenue growth was due principally to increased catalog circulation compared to the prior year and implementation of the Company's proprietary value delivery system resulting in increased conversions. The Company acquired 2.0 million new memberships in 1998, of which 37.3% were obtained via the client services channel, indicating that the Company is no longer solely dependent on catalog mailing growth to increase its membership.

    Costs and expenses incurred in the Company's membership services business include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists, and general and administrative expenses. The financial statements of the Company's Membership Services segment also provide for inter-company charges from Catalog Retail intended to approximate the costs the segment would pay an external client for name acquisition. Since independent parties did not negotiate such commissions, the charges do not reflect what a third party might receive in an actual business transaction. Consequently, financial information prepared as if the segments were companies operating independently without such allocation could differ materially from that presented. Such inter-segment commissions totaled $18.7 million, $18.2 million and $16.4 million in 1998, 1997 and 1996 respectively.

    Segment costs and expenses increased as a percentage of net revenue to 81.9% in 1998 as compared to 70.4% in 1997 and 71.8% in 1996. Consequently, segment operating income decreased by 15.0% between 1997 and 1998 to $16.2 million compared to an increase of 38.0% between 1996 and 1997. The primary reasons for the change in cost structure include increased use of outbound telemarketing to obtain members, commissions and success fees paid to clients and the opening of the Company's inbound client services call center. During 1998, the segment provided $38.2 million of net cash from operations, an increase of 124.4% over the $17.0 million supplied in 1997. The principal reason for the large increase was the growth in membership revenues.

CATALOG RETAIL

    Catalog Retail revenues, net of discounts and product returns, were down by 25.5% to $395.0 million in 1998 from $530.3 million in 1997. The decline was due to reduced offerings of longer duration installment billing programs, a purposeful shift away from an aggressive circulation strategy designed to grow new member acquisitions, and decreased response from certain historically profitable back-end customer segments. The Company maintains a web site which generated $4.5 million of marketed revenues in 1998, an increase of 66.7% over 1997 Internet revenues.

    The Company's Catalog Retail segment provides certain discounts to PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- and INSIDERS-REGISTERED TRADEMARK- members. Due to response rates that are typically two to three times higher than those experienced in Catalog Retail's other customer segments and the consequent increase in advertising leverage, such discounts are allocated entirely to the Catalog Retail segment. In 1998, 1997 and 1996, such discounts totaled $29.6 million, $46.1 million and $44.7 million, respectively. Segment revenues could vary significantly in an arm's length transaction and could differ materially from the information presented.

    In 1998, given the opening of the client services channel as a source of membership acquisitions, the Company moved emphasis away from growing catalog sales to recapturing margin. The Company's gross margin is influenced by changes in product sales mix and merchandise return rates, with sales of computer hardware having a particularly strong effect. Historically, the category has represented approximately 25% to 30% of the Company's merchandise sales, yet it also carries the lowest gross margin percentage, which, due to market pressures, has been trending down. In 1998, the Company's return rate decreased to 12.7% of gross product sales compared to 14.1% in 1997 and 15.0% in 1996, due principally to revisions made to the Company's return policy and a decline in computer sales. Overall, the Company's gross margin percentage on a post-discount net shipped basis increased to 21.2% in 1998 from 20.2% in 1997 and 20.1% in 1996.

    Operating expenses as a percentage of segment net revenues increased to 29.1% in 1998 from 21.4% in 1997 and 20.9% in 1996. The increase was due primarily to a decline in the ratio of shipped to marketed orders ("ship-to-gross"), a decrease in advertising leverage and an increase in inbound teleservices costs. Ship-to-gross decreased primarily due to higher credit denials resulting from a more conservative credit policy and relatively weak response to back-end catalogs decreased advertising cost leverage. To address increased teleservices costs, the Company implemented a new inbound call management plan in the fourth quarter. During the same period, the Company also reduced the size of its salaried staff by over 10% and implemented other cost control and process improvement measures.

    For 1998, 1997 and 1996, the Company's Catalog Retail segment recorded operating losses of $31.1 million, $6.9 million and $3.7 million, respectively. However, due principally to reducing its investment in receivables and inventory, Catalog Retail generated $27.7 million of net cash from operations in 1998, compared to using $43.2 million in 1997 and $7.0 million in 1996.

CORPORATE

    During second quarter 1998, the Company incurred $767,000 in unusual expenses related to the temporary closure of its Junction City call center as a result of a number of worker illnesses and resulting hospitalizations. $419,000 of this incremental expense was not allocated to the Company's operating segments.

    During fourth quarter 1998, in response to actual and projected net losses in prior and future periods, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $824,000 related to furniture and fixtures and computer hardware. Further, in connection with its ongoing review of its Year 2000 compliance status, $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998 and wrote off $521,000 of unamortized leasehold improvements no longer in use. All of these charges are included in the Company's 1998 losses from operations.

    The Corporate segment also includes $824,000 of goodwill amortization in 1998, 1997 and 1996.

    Interest expense in 1998 and 1997 reflects increased borrowings under the Company's revolving credit facility necessary to fund working capital requirements primarily related to its installment billing plans. The Company has limited its offerings of longer-duration installment billing plans and, as a result, realized interest expense reductions during the second half of 1998.

    The Company's effective tax rate was 34.0% for 1998 and 1997 and 33.5% for 1996.

NET (LOSS) INCOME

    The Company reported a net loss of $19.6 million, or $2.71 per diluted share for 1998 compared to net income of $6.3 million, or $0.74 per share for 1997 and $6.1 million, or $0.70 per share for 1996. Per share results in each year were impacted by the repurchase of 2.0 million, 72,500, and 919,500 shares in 1998, 1997, and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

    Net cash provided by operating activities totaled $59.6 million in 1998, as compared to net cash used of $30.4 million during 1997. The Company was able to substantially reduce its investment in receivables and inventories as well as increase accounts payable and accrued liabilities. A $29.8 million reduction in receivables resulted primarily from limited offerings of longer-duration installment billing plans during 1998 as compared to 1997. Inventories declined by $30.7 million and payables and accruals decreased by $9.2 million as a consequence of the Company's revised Catalog Retail strategy. Payables and accruals increased by $20.8 million in the Membership Services business due principally to strong revenue growth.

    The Company's liquidity, as measured by its working capital net of cash and debt, was $5.9 million at December 31, 1998, as compared to $68.2 million at December 31, 1997. The Company's current ratio was 1.0:1.0 at December 31, 1998 as compared with 1.2:1.0 at December 31, 1997. The decline in working capital and the current ratio reflect reductions of inventory levels and receivables, which exceeded the corresponding declines in current obligations.

CAPITAL EXPENDITURES

    During 1998, the Company made capital expenditures of $7.7 million, as compared to $11.3 million in 1997. Capital expenditures in 1998 included costs associated with the opening of a new client services call center in Brooklyn Center, Minnesota and improvements to the Company's corporate headquarters. Capital expenditures in 1997 included costs associated with the opening of a call center in Fayetteville, North Carolina and the development and deployment of a proprietary value delivery system used during the order entry process. The Company intends to continue to invest in information technology to achieve operational efficiencies. Management anticipates that the Company will make $4.0 million to $6.0 million of capital expenditures during 1999.

FINANCING

    The Company obtained a new $75 million revolving line of credit and letter of credit facility in 1998 to be used for general working capital and other corporate purposes. In general, this facility provided an increased credit line, more favorable advance rates against pledged collateral, and greater financial flexibility than the Company's prior arrangements for only a modest increase in interest rate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined. At December 31, 1998, the Company had $5.1 million of borrowings and $3.6 million of letters of credit outstanding and was in compliance with its financial covenant under the agreement.

    During 1998, cash was used principally to retire short-term debt of $39.3 million compared to increased borrowings of $41.4 million in 1997 and $2.8 million in 1996. During 1998, 1997 and 1996, the Company repurchased shares of its Common Stock at aggregate costs of $15.8 million, $701,000 and $8.8 million, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open-market transactions. During third quarter 1998, the Board authorized a two million share open-market repurchase program, and at December 31, 1998, authorization to purchase approximately 790,300 shares remained under this program.

    The Company anticipates that cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations and capital expenditures during 1999.

YEAR 2000 COMPLIANCE

    The Company utilizes both information technology ("IT") and non-IT systems that will likely be affected by the date change in the Year 2000. The Company has performed an extensive review of its systems, including assessing the affect of, and developing plans directed at, achieving compliance. In addition, the Company has and will be investing resources dedicated to achieving compliance. The Company's primary objective with respect to such compliance is to mitigate the risk of a significant business interruption. Progress toward achieving compliance is reported on a regular basis to management and the Board.

    To date, the Company has assessed its exposure to the issue and ascertained areas of potential risk. The Company has exercised its best efforts to identify and remedy any potential Year 2000 exposures within its internal systems and will continue to do so. Based on the reviews and analysis performed to date, the Company believes that the risk of significant non-compliance in its internal IT systems is minimal since a majority have been developed or modified within the last five years.

    The Company has also identified and corresponded with key vendors and other third parties whose inability to achieve compliance in a timely fashion would negatively impact or disrupt operations. The Company believes that failure by third parties to achieve compliance presents the largest risk of a significant business interruption. Key services provided to the Company by external parties, include, but are not limited to, telecommunications, credit processing, printing, funds transfer and utilities. In addition, while the Company values its relationships with its key vendors, it is identifying secondary vendors in the event that certain of its business partners are delayed in achieving compliance.

    The Company has incurred operating and capital expenses related to the evaluation and implementation of solutions to resolve the Year 2000 issue and expects certain expenditures to continue through 2000. In accordance with the Company's financial policies, software and hardware maintenance or modification costs are expensed as incurred. The costs of new hardware and software assets that primarily provide enhanced functionality beyond achieving compliance are capitalized and amortized over their respective useful lives. The Company anticipates total expenditures related to the issue of approximately $3.5 million, of which $2.3 million has been incurred to date in addition to $2.3 million of software written off in 1998. See Note 3 to the consolidated financial statements.

    The costs of addressing the Year 2000 issue are not expected to materially affect the Company's financial position, results of operations or cash flows in future periods. However, the Company's current estimates of the amount of time and cost necessary to modify and test its IT and non-IT systems for compliance are based upon assumptions regarding future events. New developments may occur that could affect such estimates and, accordingly, there can be no assurance that actual costs will not be materially higher than those anticipated.

SEASONALITY

    Like most retailing businesses, the Company's Catalog Retail segment is subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues have been the largest during the fourth quarter and a significant portion of its annual earnings have been realized during that period. The Company's annual operating results may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak season, the Company hires additional flex-time employees in its call centers and order processing and distribution areas, increases its merchandise inventories and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the fourth quarter, or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

INFLATION

    Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future.

PENDING SECURITIES AND EXCHANGE COMMISSION INTERPRETATION

    Currently, when any trial period has elapsed, membership revenues with respect to clubs for which the Company has an ongoing obligation to provide benefits are recorded on the balance sheet net of direct solicitation costs and are amortized into income over the membership period, generally 12 months, in accordance with what it believes to be generally accepted accounting principles. In August 1998, the Securities and Exchange Commission ("SEC") required another company in the membership services industry to defer the recognition of revenue from the sale of memberships until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing such over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timing of issuance of such guidelines as well as the specific requirements of the final SEC interpretation is uncertain and, therefore, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to change its current accounting treatment for revenue and expense recognition, it would have a material non-cash impact on the Company's financial position and results of operations.

GOVERNMENTAL REGULATIONS

    A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The Company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

    From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. The Company currently collects sales tax and pays state income tax where it has a physical presence. The Company has not collected sales tax or paid income taxes in other states, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

    Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. In addition to statements that are forward-looking by reason of context, the words "believe", "expect", "anticipate", "intend", "designed", "goal", "priority", "will" and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from expectations, including those identified below:

    - The economic outlook and its effects on credit availability, interest rates, consumer spending patterns and response rates;

    - Adverse changes in product mix and margins;

    - Adverse changes in relationships with vendors;

    - Competitive pressures on sales and pricing;

    - Lower than expected membership renewal rates;

    - Higher than expected membership cancellation and return rates;

    - Inability to profitably expand in the membership services market;

    - Excessive new member acquisition costs;

    - Inability to retain existing clients and attract new clients;

    - Inability to develop new membership programs;

    - Increases in costs which cannot be recovered through product and service price increases;

    - Failure by the Company or key third parties to achieve Year 2000 compliance;

    - Externally mandated changes in accounting guidelines; and

    - Availability of financing on acceptable terms.

    Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements made herein, all of which speak only as of the date on which they are made and as to which the Company has no obligation to update publicly.

                                    PART II.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Consolidated Balance Sheets
  December 31, 1998 and 1997...............................................................................          22

Consolidated Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996.............................................................          23

Consolidated Statements of Shareholders' Equity
  Years Ended December 31, 1998, 1997 and 1996.............................................................          24

Consolidated Statements of Cash Flows
  Years Ended December 31, 1998, 1997 and 1996.............................................................          25

Notes to Consolidated Financial Statements.................................................................          26

Report of Independent Public Accountants...................................................................          39

                           DAMARK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31

                                                                                            1998        1997
                                                                                         ----------  ----------
                                                                                         (DOLLARS IN THOUSANDS
                                                                                         EXCEPT PER SHARE DATA)
ASSETS:
Current assets:
  Cash and cash equivalents............................................................  $       49  $      474
  Trade accounts receivable, net.......................................................      47,795      77,573
  Merchandise inventories..............................................................      40,055      70,744
  Deferred membership solicitation and catalog costs...................................      13,988       9,849
  Other................................................................................       5,187       1,643
                                                                                         ----------  ----------
    Total current assets...............................................................     107,074     160,283

Property and equipment, net............................................................      30,150      38,351
Intangible and other assets, net.......................................................         681       7,555
Deferred income taxes..................................................................       2,442      --
                                                                                         ----------  ----------
    Total assets.......................................................................  $  140,347  $  206,189
                                                                                         ----------  ----------
                                                                                         ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.....................................................................  $   44,683  $   49,532
  Accrued liabilities..................................................................      34,012      18,439
  Deferred membership income, net......................................................      21,957      20,938
  Deferred income taxes................................................................         493       2,675
  Borrowings under revolving credit facility...........................................       5,140      44,400
                                                                                         ----------  ----------
    Total current liabilities..........................................................     106,285     135,984
                                                                                         ----------  ----------

Deferred income taxes..................................................................      --           1,542
                                                                                         ----------  ----------

Commitments and contingencies (Notes 4, 7 and 10)

Shareholders' equity:
  Class A Common Stock, $.01 par, 20 million shares authorized; 6,119,208 and 8,025,964
    shares issued and outstanding......................................................          61          80
  Class B Common Stock, $.01 par, 2 million shares authorized; none issued and
    outstanding........................................................................      --          --
  Paid-in capital......................................................................      60,485      75,452
  Accumulated deficit..................................................................     (26,484)     (6,869)
                                                                                         ----------  ----------
    Total shareholders' equity.........................................................      34,062      68,663
                                                                                         ----------  ----------
      Total liabilities and shareholders' equity.......................................  $  140,347  $  206,189
                                                                                         ----------  ----------
                                                                                         ----------  ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                  (AMOUNTS IN THOUSANDS EXCEPT
                                                                                        PER SHARE DATA)
NET REVENUES:
Product and other revenues...................................................  $  395,047  $  530,271  $  464,716
Membership and related revenues..............................................      89,369      64,356      49,000
                                                                               ----------  ----------  ----------
  Total net revenues.........................................................     484,416     594,627     513,716
                                                                               ----------  ----------  ----------
COSTS AND EXPENSES:
Costs of products sold.......................................................     311,157     423,411     371,145
Operating and marketing expenses.............................................     130,515     110,086      89,993
General and administrative expenses..........................................      68,713      49,756      43,324
                                                                               ----------  ----------  ----------
  Total costs and expenses...................................................     510,385     583,253     504,462
                                                                               ----------  ----------  ----------
  OPERATING (LOSS) INCOME....................................................     (25,969)     11,374       9,254

Interest expense, net........................................................       3,210       1,757          66
Other expenses, net..........................................................         541          67          65
                                                                               ----------  ----------  ----------
  (LOSS) INCOME BEFORE INCOME TAXES..........................................     (29,720)      9,550       9,123

Income tax benefit (provision)...............................................      10,105      (3,245)     (3,055)
                                                                               ----------  ----------  ----------
  NET (LOSS) INCOME..........................................................  $  (19,615) $    6,305  $    6,068
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic (loss) earnings per common share:
  Net (loss) earnings........................................................  $    (2.71) $     0.78  $     0.72
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Weighted average common shares outstanding.................................       7,250       8,033       8,417
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted (loss) earnings per common share:
  Net (loss) earnings........................................................  $    (2.71) $     0.74  $     0.70
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Weighted average common shares outstanding.................................       7,250       8,480       8,713
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31

                                                  CLASS A                 CLASS B
                                                COMMON STOCK            COMMON STOCK
                                           ----------------------  ----------------------
                                             NUMBER                  NUMBER                                           TOTAL
                                               OF          PAR         OF          PAR      PAID-IN   ACCUMULATED  SHAREHOLDERS'
                                             SHARES       VALUE      SHARES       VALUE     CAPITAL     DEFICIT      EQUITY
                                           -----------  ---------  -----------  ---------  ---------  -----------  -----------
                                                                         (AMOUNTS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995...............       8,900   $      90      --       $  --      $  84,088   $ (19,242)   $  64,936

Exercise of stock options................          72      --          --          --            319      --              319
Repurchase and retirement of Common
  Stock..................................        (920)         (9)     --          --         (8,770)     --           (8,779)
Net income...............................      --          --          --          --         --           6,068        6,068
                                           -----------        ---         ---   ---------  ---------  -----------  -----------
BALANCE, DECEMBER 31, 1996...............       8,052          81      --          --         75,637     (13,174)      62,544

Exercise of stock options................          46      --          --          --            515      --              515
Repurchase and retirement of Common
  Stock..................................         (72)         (1)     --          --           (700)     --             (701)
Net income...............................      --          --          --          --         --           6,305        6,305
                                           -----------        ---         ---   ---------  ---------  -----------  -----------
BALANCE, DECEMBER 31, 1997...............       8,026          80      --          --         75,452      (6,869)      68,663

Exercise of stock options and issuance of
  stock..................................          87           1      --          --            793      --              794
Repurchase and retirement of Common
  Stock..................................      (1,994)        (20)     --          --        (15,760)     --          (15,780)
Net loss.................................      --          --          --          --         --         (19,615)     (19,615)
                                           -----------        ---         ---   ---------  ---------  -----------  -----------
BALANCE, DECEMBER 31, 1998...............       6,119   $      61      --       $  --      $  60,485   $ (26,484)   $  34,062
                                           -----------        ---         ---   ---------  ---------  -----------  -----------
                                           -----------        ---         ---   ---------  ---------  -----------  -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                       (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income................................................................  $ (19,615) $   6,305  $   6,068
Adjustments to reconcile net (loss) income to net cash provided by (used for)
  operating activities:
  Depreciation and amortization..................................................     20,486      8,716      6,890
  Deferred income taxes..........................................................     (6,166)       369        397
  Loss (gain) on disposal of property............................................        292       (152)    --
  Changes in working capital items:
    Trade accounts receivable, net...............................................     29,778    (39,986)    (6,945)
    Merchandise inventories, net.................................................     30,689    (17,728)       528
    Deferred costs and other current assets......................................     (7,683)    (3,622)    (1,136)
    Accounts payable and accrued liabilities.....................................     10,827     11,004     (2,230)
    Deferred membership income, net..............................................      1,019      4,646      2,704
                                                                                   ---------  ---------  ---------
      Net cash provided by (used for) operating activities.......................     59,627    (30,448)     6,276
                                                                                   ---------  ---------  ---------

INVESTING ACTIVITIES:
Property and equipment additions, net............................................     (7,653)    (9,999)    (8,580)
Proceeds from assignment of note receivable......................................      2,414     --         --
Other, net.......................................................................       (464)      (156)      (487)
                                                                                   ---------  ---------  ---------
      Net cash used in investing activities......................................     (5,703)   (10,155)    (9,067)
                                                                                   ---------  ---------  ---------

FINANCING ACTIVITIES:
(Repayments) borrowings under revolving credit facility, net.....................    (39,260)    41,400      3,000
Repayments of long-term debt.....................................................     --         --           (250)
Repurchase and retirement of Common Stock........................................    (15,780)      (701)    (8,779)
Net proceeds from exercise of stock options and issuance of Common Stock.........        691        376        152
                                                                                   ---------  ---------  ---------
      Net cash (used in) provided by financing activities........................    (54,349)    41,075     (5,877)
                                                                                   ---------  ---------  ---------
      (Decrease) increase in cash and cash equivalents...........................       (425)       472     (8,668)
Cash and cash equivalents, beginning of year.....................................        474          2      8,670
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $      49  $     474  $       2
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year....................................................  $   3,014  $   1,540  $     220
Income taxes paid during the year................................................        990      2,417      2,810

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of DAMARK International, Inc. and its subsidiaries, each of which is wholly owned (collectively, "DAMARK" or the "Company"). All significant inter-company transactions have been eliminated in consolidation.

    DAMARK, a marketing solutions provider, brings a broad range of products, programs and services to consumers via direct mail, telesales and the Internet. The Company utilizes targeted, information-based strategies and makes offers for the benefit of its own account as well as for the accounts of its corporate clients. The Company develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. In addition, brand name, value-priced merchandise is offered through a variety of catalog titles in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness. The Company is headquartered in Minneapolis, Minnesota and was founded in 1986.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Consequently, actual results could differ because of the use of these estimates and assumptions.

REVENUE RECOGNITION

    Revenue for products, reported net of sales allowances and other discounts, is recognized at the time of shipment to customers. Shipping and handling fees are reflected as part of net revenues; related freight costs associated with shipping products to customers are included as a component of the cost of products. Amounts received from customers for products pending shipment are reflected in accrued liabilities. The Company allows customers to return products for a specified period from the date of shipment and provides an allowance for returns based on historical experience.

    When any trial period has elapsed, membership revenues with respect to clubs for which the Company has an on-going obligation are recorded on the balance sheet net of direct solicitation costs and are amortized into income over the membership period, generally 12 months. Membership solicitation costs principally include telemarketing costs, transaction fees, printing, postage and fulfillment kit costs ("direct response advertising costs"). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

    In August 1998, the Securities and Exchange Commission (the "SEC") required another company in the membership services industry to defer the recognition of revenue from the sale of membership services until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing such costs over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timing of issuance of such guidelines as well as the specific requirements of the final SEC interpretation is uncertain and therefore, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to adopt the accounting treatment for revenue and expense recognition

                           DAMARK INTERNATIONAL, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) mandated for the other company indicated above, it would have a material non-cash impact on the Company's financial position and results of operations.

CASH EQUIVALENTS

    Cash includes cash equivalents consisting of highly liquid, short-term investments purchased with original maturities of three months or less and are recorded at cost, which approximates market value.

TRADE ACCOUNTS RECEIVABLE

    The Company offers its customers varying installment plans with no finance charges payable to the Company. At December 31, 1998 and 1997, receivables associated with such plans approximated $23.4 million and $50.5 million, respectively and are included in trade accounts receivable. Allowances for uncollectible trade and other accounts receivable were $2.3 million and $1.7 million at December 31, 1998 and 1997, respectively.

MERCHANDISE INVENTORIES

    Merchandise inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable market value.

DEFERRED CATALOG COSTS

    Costs directly associated with the production and mailing of the Company's catalogs are deferred and amortized over estimated periods in which related revenues are generated, generally three months or less.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes is generally accounted for based on the straight-line method over the estimated useful lives of the respective assets as follows:

                                                                                       YEARS
                                                                                     ---------
Buildings and improvements.........................................................   10 to 30
Computer hardware and software.....................................................     3 to 5
Furniture, fixtures and warehouse equipment........................................    7 to 10
Leasehold improvements.............................................................    2 to 10

    Leasehold improvements are amortized over the shorter of their estimated useful lives or the applicable lease period. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is removed from the related accounts and any residual balance is charged or credited to operations.

INTANGIBLE AND OTHER ASSETS

    Intangible assets arose from the acquisition of COMB Corporation ("COMB") during 1993 and consisted of a non-competition agreement, customer lists and the excess purchase price over the book value of net assets acquired. In fourth quarter 1998, the Company recorded a goodwill write-down in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which eliminated all remaining goodwill. See Note 3.

                           DAMARK INTERNATIONAL, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to fourth quarter 1998, intangible assets were amortized on a straight-line basis over various periods not exceeding 25 years and accumulated amortization was $3.7 million as of December 31, 1997.

INCOME TAXES

    Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes based on income tax rates in effect at the balance sheet date.

STOCK OPTION PLANS

    The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides the pro forma footnote disclosures required by SFAS No. 123, "Accounting for Stock Based Compensation".

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments held by or owed to the Company are primarily of a traditional nature. The carrying amounts as reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due principally to their short maturities.

NOTE 2. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of the following:

                                                                           1998       1997
                                                                         ---------  ---------
                                                                             (AMOUNTS IN
                                                                              THOUSANDS)
Land and land improvements.............................................  $   2,702  $   2,674
Building...............................................................      9,290     12,246
Furniture, fixtures and warehouse equipment............................      7,267      8,154
Computer hardware and software.........................................     27,848     34,841
Leasehold improvements.................................................      5,132      4,598
Assets under construction..............................................        401     --
                                                                         ---------  ---------
  Property and equipment, gross........................................     52,640     62,513
Accumulated depreciation and amortization..............................    (22,490)   (24,162)
                                                                         ---------  ---------
  Property and equipment, net..........................................  $  30,150  $  38,351
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

    During fourth quarter 1998, in response to actual and projected net losses incurred during prior and future periods and in accordance with SFAS No. 121, the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $824,000 relating to other impaired long-lived assets such as furniture and fixtures and computer hardware. Also, during fourth quarter 1998, in connection with the Company's ongoing review of its Year 2000 compliance status, approximately $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998

                           DAMARK INTERNATIONAL, INC.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) and wrote off approximately $521,000 of unamortized leasehold improvements no longer in use. All of these charges are included in the Company's 1998 loss from operations.

    The write-down of goodwill eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired due to the Company's inability to generate future operating income from catalog mailings under the COMB name without substantial additional investment to revive this brand.

NOTE 4. FINANCING ARRANGEMENTS

    The Company maintains a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Up to $20 million of the facility is available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the reference rate or LIBOR plus spreads that vary based on excess availability, as defined. At December 31, 1998, the Company had $5.1 million of borrowings and $3.6 million of letters of credit outstanding and was in compliance with its financial covenant under the credit agreement.

NOTE 5. EARNINGS (LOSS) PER SHARE

    Basic earnings per share is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted earnings per share assumes conversion of potentially dilutive securities to shares of common stock outstanding during the applicable periods. Potentially dilutive securities include stock options that have been granted to employees and directors of the Company. The components of basic earnings per share, diluted earnings per share and earnings per share as previously reported are as follows:

                                                                         WEIGHTED
                                                               NET        AVERAGE
                                                             (LOSS)       SHARES       PER SHARE
                                                             INCOME     OUTSTANDING     AMOUNT
                                                            ---------  -------------  -----------
                                                                (AMOUNTS IN THOUSANDS EXCEPT
                                                                     FOR PER SHARE DATA)
1998
Basic earnings per share..................................  $ (19,615)       7,250     $   (2.71)
Dilutive effect of stock options..........................     --           --            --
                                                            ---------        -----    -----------
Diluted earnings per share................................  $ (19,615)       7,250     $   (2.71)
                                                            ---------        -----    -----------
                                                            ---------        -----    -----------

1997
Basic earnings per share..................................  $   6,305        8,033     $    0.78
Dilutive effect of stock options..........................     --              447         (0.04)
                                                            ---------        -----    -----------
Diluted earnings per share................................  $   6,305        8,480     $    0.74
                                                            ---------        -----    -----------
                                                            ---------        -----    -----------

1996
Basic earnings per share..................................  $   6,068        8,417     $    0.72
Dilutive effect of stock options..........................     --              296         (0.02)
                                                            ---------        -----    -----------
Diluted earnings per share................................  $   6,068        8,713     $    0.70
                                                            ---------        -----    -----------
                                                            ---------        -----    -----------
Earnings per share as previously reported.................  $   6,068        8,730     $    0.70
                                                            ---------        -----    -----------
                                                            ---------        -----    -----------

                           DAMARK INTERNATIONAL, INC.

NOTE 5. EARNINGS (LOSS) PER SHARE (CONTINUED)
    In 1998, options to purchase 1,901,333 shares of the Company's Class A Common Stock (the "Common Stock") were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 6. SHAREHOLDERS' EQUITY

    During 1998, 1997 and 1996, the Company repurchased approximately 2.0 million, 72,500 and 919,500 shares, respectively, of its Common Stock at an aggregate cost of $15.8 million, $701,000 and $8.8 million, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open-market transactions. During third quarter 1998, the Board authorized a two million share open-market repurchase program, and at December 31, 1998, authorization to purchase approximately 790,300 shares remained under this program.

    On January 30, 1998, the Board approved a stock purchase plan pursuant to which non-employee directors could purchase an aggregate of 50,000 shares of Common Stock at a price per share equal to the average of the last reported selling price for the 20 trading days preceding the date of purchase. The plan was amended in November 1998 to reduce the number of shares available for purchase to 25,000. At December 31, 1998, 20,000 shares remained available for purchase.

NOTE 7. STOCK OPTION PLANS

    In 1991, the DAMARK International, Inc. Stock Option Plan (the "Plan") was adopted to provide for the granting of incentive stock options ("ISOs") or non-statutory stock options to key employees. At December 31, 1998, 1.6 million shares of Common Stock were reserved for issuance of which approximately 345,000 shares remained available for grant. The purchase price of the shares of Common Stock subject to options granted under the Plan is determined by the Compensation Committee of the Board but shall not be less than 100% of market value on the date of grant for ISOs or less than 85% of market value on the date of grant for non-statutory options. Outstanding ISOs under the Plan vest in three equal annual installments beginning on the first anniversary of the date of grant and expire ten years from the date of grant, subject to cancellation in the event of termination of employment.

    Prior to the adoption of the Plan, certain employees, including executive management, were granted nonqualified stock options. In addition, from time to time, options to purchase Common Stock have been granted to certain members of the Board. These options vest in three equal annual installments on the anniversary of the date of grant and expire upon the earlier of one year after retirement from the Board or ten years from the date of grant.

    On January 30, 1998, the Company granted its chief executive officer an option to purchase 400,000 shares of Common Stock at $10.00 per share contemporaneously with an assignment by him to the Company of his right to purchase 456,548 shares of Common Stock. The option vests in five equal annual installments beginning in 1999, expires ten years from the date of grant and was not granted under the Plan. The Company exercised its assigned purchase rights in 1998, which repurchased shares are included in the aggregate shares repurchased in 1998. See Note 6.

                           DAMARK INTERNATIONAL, INC.

NOTE 7. STOCK OPTION PLANS (CONTINUED)
    Information regarding the Company's stock options is summarized below:

                                                           1998                      1997                      1996
                                                 ------------------------  ------------------------  ------------------------
                                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                   OPTION      EXERCISE      OPTION      EXERCISE      OPTION      EXERCISE
                                                   SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                                 -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Options outstanding:
  Beginning of year............................       1,372    $    9.30        1,189    $    8.31        1,025    $    7.63
    Granted....................................         814         8.53          253        13.66          279         9.61
    Canceled...................................        (203)       14.96          (24)        7.25          (43)       10.85
    Exercised..................................         (82)        7.64          (46)        8.14          (72)        2.08
                                                      -----   -----------       -----   -----------       -----   -----------
  End of year..................................       1,901    $    8.43        1,372    $    9.30        1,189    $    8.31
                                                      -----   -----------       -----   -----------       -----   -----------
                                                      -----   -----------       -----   -----------       -----   -----------

Options exercisable:
  End of year..................................         902    $    7.69          878    $    8.26          714    $    7.92
                                                      -----   -----------       -----   -----------       -----   -----------
                                                      -----   -----------       -----   -----------       -----   -----------

    Options outstanding at December 31, 1998 had exercise prices between $1.31 and $16.00 per share and a weighted average remaining contractual life of 6.9 years.

    The Company accounts for its stock option grants under APB No. 25. Since options have been granted at not less than fair market value on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for option grants been determined consistent with SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would have been reported as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Net (loss) income (in thousands):
  As reported..................................................  $ (19,615) $   6,305  $   6,068
  Pro forma....................................................  $ (21,302) $   5,734  $   5,722

(Loss) earnings per share:
  As reported:
    Basic......................................................  $   (2.71) $    0.78  $    0.72
    Diluted....................................................  $   (2.71) $    0.74  $    0.70
  Pro forma:
    Basic......................................................  $   (2.94) $    0.70  $    0.68
    Diluted....................................................  $   (2.94) $    0.67  $    0.66

    Since the method of accounting required by SFAS No. 123 has not been applied to options granted by the Company prior to January 1, 1995, the above pro forma compensation cost may not be representative of that to be expected in future years. In determining the compensation cost of options granted, as specified by SFAS No. 123, the

                           DAMARK INTERNATIONAL, INC.

NOTE 7. STOCK OPTION PLANS (CONTINUED)
fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized below:

                                            1998      1997      1996
                                          --------  --------  --------
Weighted average risk-free interest
  rate..................................     4.41%     6.25%     6.04%
Weighted average expected life..........   8 years   5 years   5 years
Weighted average expected volatility....    60.48%    57.53%    60.44%
Weighted average fair value.............  $   5.85  $   7.76  $   5.60

NOTE 8. INCOME TAXES

    The Company's (benefit) provision for income taxes for the years ended December 31 is summarized as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                     (AMOUNTS IN THOUSANDS)
Current........................................................  $  (3,950) $   2,876  $   2,658
Deferred.......................................................     (6,155)       369        397
                                                                 ---------  ---------  ---------
  Total........................................................  $ (10,105) $   3,245  $   3,055
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Statutory federal income tax rate....................................      (34.0)%      34.0%      34.0%
Deferred income tax adjustments and other............................     --         --           (0.5)%
                                                                       ---------        ---        ---
Effective income tax rate............................................      (34.0)%      34.0%      33.5%
                                                                       ---------        ---        ---
                                                                       ---------        ---        ---

                           DAMARK INTERNATIONAL, INC.

NOTE 8. INCOME TAXES (CONTINUED)

    The components of the Company's net deferred income tax asset (liability) as of December 31 are as follows:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (AMOUNTS IN
                                                                               THOUSANDS)
Current deferred income tax asset (liability):
  Deferred catalog costs................................................  $  (4,840) $  (3,392)
  Merchandise and membership returns....................................      6,382      2,070
  Deferred initial direct costs of club memberships.....................     (4,118)    (2,861)
  Inventory valuation...................................................        917      1,059
  Allowance for doubtful accounts.......................................        820        592
  Other, net............................................................        346       (143)
                                                                          ---------  ---------
    Net current deferred income tax asset (liability)...................       (493)    (2,675)

Long-term deferred income tax asset (liability):
  Depreciation..........................................................         63     (1,248)
  Acquisition costs.....................................................      1,939        380
  Tax credit carry-forwards.............................................        526     --
  Other, net............................................................        (86)      (674)
                                                                          ---------  ---------
    Net long-term deferred income tax asset (liability).................      2,442     (1,542)
                                                                          ---------  ---------
      Total deferred income tax asset (liability).......................  $   1,949  $  (4,217)
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 9. BUSINESS SEGMENTS

    Pursuant to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", for fiscal years beginning after December 15, 1997, the Company is required to report certain financial results by "business segment". Based on the promulgated criteria, the Company operates in two business segments: Membership Services and Catalog Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items and capital allocation and tax purposes.

    In its Membership Services operating segment, the Company develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company's Catalog Retail segment offers brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness

    Segment accounting policies are the same as those described in Note 1 except that the disaggregated financial information presented below has been prepared using the "management approach", which is consistent with the basis and manner in which management evaluates results for purposes of assisting in making internal operating decisions. Certain costs and expenses are allocated between segments based upon standards established and applied by management. These allocations and charges could vary significantly in "arm's length" transactions; consequently, financial information prepared as if the segments were companies operating independently without such allocations and charges could differ materially from that presented.

                           DAMARK INTERNATIONAL, INC.

NOTE 9. BUSINESS SEGMENTS (CONTINUED)
    The Catalog Retail segment provides certain discounts to the PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- and INSIDERS-REGISTERED TRADEMARK- membership programs managed by Membership Services. Such discounts are allocated entirely to the Catalog Retail segment due to the increase in advertising leverage consequent to the fact that member response rates are typically two to three times higher than those experienced by Catalog Retail in other customer segments.

    The Company's Catalog Retail segment also provides names of potential members to its Membership Services segment on an on-going basis. Consequently, inter-segment charges intended to approximate the success fees and commissions paid by the Membership Services segment to external clients for name acquisition is reflected to the benefit of the Catalog Retail segment. Since independent parties did not negotiate such commissions, the charges do not reflect what a third party might receive in an actual business transaction.

    Selected statement of operations and statement of cash flows data for the years ended December 31 by business segment is set forth below.

                                           CATALOG    MEMBERSHIP
                                          RETAIL(1)    SERVICES    CORPORATE   CONSOLIDATED
                                          ---------   ----------   ---------   ------------
                                                       (AMOUNTS IN THOUSANDS)
1998
Net revenues............................  $ 395,047    $ 89,369    $  --         $484,416
Cost of products sold...................    311,157      --           --          311,157
Other expenses(2, 3)....................    114,959      73,175       11,094      199,228
                                          ---------   ----------   ---------   ------------
  Operating (loss) income...............    (31,069)     16,194      (11,094)     (25,969)
Interest and other expense, net.........     --          --            3,751        3,751
                                          ---------   ----------   ---------   ------------
  (Loss) income before taxes............    (31,069)     16,194      (14,845)     (29,720)
Income tax benefit......................     --          --           10,105       10,105
                                          ---------   ----------   ---------   ------------
  Net (loss) income.....................    (31,069)     16,194       (4,740)     (19,615)
Depreciation and amortization...........      7,152       2,659       10,675       20,486
Net changes in working capital and
  other.................................     51,576      19,365      (12,185)      58,756
                                          ---------   ----------   ---------   ------------
    Net cash provided by (used for)
      operations........................  $  27,659    $ 38,218    $  (6,250)    $ 59,627
                                          ---------   ----------   ---------   ------------
                                          ---------   ----------   ---------   ------------
Property and equipment additions, net...  $  (5,740)   $ (1,913)   $  --         $ (7,653)
Net cash used for investments...........     (3,674)     (2,029)      --           (5,703)
Net cash provided by (used for)
  financing.............................    (57,130)    (21,944)      24,725      (54,349)

                           DAMARK INTERNATIONAL, INC.

NOTE 9. BUSINESS SEGMENTS (CONTINUED)

                                           CATALOG    MEMBERSHIP
                                          RETAIL(1)    SERVICES    CORPORATE   CONSOLIDATED
                                          ---------   ----------   ---------   ------------
                                                       (AMOUNTS IN THOUSANDS)
1997
Net revenues............................  $ 530,271    $ 64,356    $  --         $594,627
Cost of products sold...................    423,411      --           --          423,411
Other expenses(2).......................    113,723      45,295          824      159,842
                                          ---------   ----------   ---------   ------------
  Operating (loss) income...............     (6,863)     19,061         (824)      11,374
Interest and other expense, net.........     --          --            1,824        1,824
                                          ---------   ----------   ---------   ------------
  (Loss) income before taxes............     (6,863)     19,061       (2,648)       9,550
Income tax (provision) benefit..........     --          --           (3,245)      (3,245)
                                          ---------   ----------   ---------   ------------
  Net (loss) income.....................     (6,863)     19,061       (5,893)       6,305
Depreciation and amortization...........      5,713       2,179          824        8,716
Net changes in working capital and
  other.................................    (42,045)     (4,211)         787      (45,469)
                                          ---------   ----------   ---------   ------------
    Net cash (used for) provided by
      operations........................  $ (43,195)   $ 17,029    $  (4,282)    $(30,448)
                                          ---------   ----------   ---------   ------------
                                          ---------   ----------   ---------   ------------
Property and equipment additions, net...  $  (7,499)   $ (2,500)   $  --         $ (9,999)
Net cash used for investments...........     (7,616)     (2,539)      --          (10,155)
Net cash provided by (used for)
  financing.............................     42,275       6,286       (7,486)      41,075

1996
Net revenues............................  $ 464,716    $ 49,000    $  --         $513,716
Cost of products sold...................    371,145      --           --          371,145
Other expenses(2).......................     97,307      35,186          824      133,317
                                          ---------   ----------   ---------   ------------
  Operating (loss) income...............     (3,736)     13,814         (824)       9,254
Interest and other expense, net.........     --          --              131          131
                                          ---------   ----------   ---------   ------------
  (Loss) income before taxes............     (3,736)     13,814         (955)       9,123
Income tax (provision) benefit..........     --          --           (3,055)      (3,055)
                                          ---------   ----------   ---------   ------------
  Net (loss) income.....................     (3,736)     13,814       (4,010)       6,068
Depreciation and amortization...........      4,343       1,723          824        6,890
Net changes in working capital and
  other.................................     (7,617)       (205)       1,140       (6,682)
                                          ---------   ----------   ---------   ------------
    Net cash (used for) provided by
      operations........................  $  (7,010)   $ 15,332    $  (2,046)    $  6,276
                                          ---------   ----------   ---------   ------------
                                          ---------   ----------   ---------   ------------
Property and equipment additions, net...  $  (6,435)   $ (2,145)   $  --         $ (8,580)
Net cash used for investments...........     (6,800)     (2,267)      --           (9,067)
Net cash provided by (used for)
  financing.............................      8,738       1,906      (16,521)      (5,877)

------------------------

(1) Discounts provided to PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- and INSIDERS-REGISTERED TRADEMARK- members are allocated entirely to Catalog Retail and totaled $29,552, $46,105 and $44,723 in 1998, 1997 and 1996, respectively.

(2) Includes inter-segment transfers to Catalog Retail from Membership Services of $18,655, $18,168 and $16,356 in 1998, 1997 and 1996, respectively.

(3) 1998 Corporate expenses include $9,852 of asset impairment charges and $419 of unallocated unusual expense. See Note 3.

                           DAMARK INTERNATIONAL, INC.

NOTE 9. BUSINESS SEGMENTS (CONTINUED)
    Selected balance sheet data as of December 31 by business segment is as follows:

                                          CATALOG   MEMBERSHIP
                                           RETAIL    SERVICES    CORPORATE   CONSOLIDATED
                                          --------  ----------   ---------   ------------
                                                      (AMOUNTS IN THOUSANDS)
1998
Cash and cash equivalents...............  $  --      $ --        $      49     $     49
Non-cash current assets.................    78,103     21,821        7,101      107,025
Net property, equipment and other
  assets................................    22,381      7,932        2,960       33,273
                                          --------  ----------   ---------   ------------
  Total assets..........................  $100,484   $ 29,753    $  10,110     $140,347
                                          --------  ----------   ---------   ------------
                                          --------  ----------   ---------   ------------
Non-interest bearing current
  liabilities...........................  $ 48,774   $ 51,878    $     493     $101,145
Borrowings..............................     --        --            5,140        5,140
Investment in segment/shareholders'
  equity................................    51,710    (22,125)       4,477       34,062
                                          --------  ----------   ---------   ------------
  Total liabilities and equity..........  $100,484   $ 29,753    $  10,110     $140,347
                                          --------  ----------   ---------   ------------
                                          --------  ----------   ---------   ------------

1997
Cash and cash equivalents...............  $  --      $ --        $     474     $    474
Non-cash current assets.................   138,662     19,295        1,852      159,809
Net property, equipment and other
  assets................................    28,060     10,679        7,167       45,906
                                          --------  ----------   ---------   ------------
  Total assets..........................  $166,722   $ 29,974    $   9,493     $206,189
                                          --------  ----------   ---------   ------------
                                          --------  ----------   ---------   ------------
Non-interest bearing current
  liabilities...........................  $ 57,977   $ 30,059    $   3,548     $ 91,584
Borrowings..............................     --        --           44,400       44,400
Deferred income tax liability...........     --        --            1,542        1,542
Investment in segment/shareholders'
  equity................................   108,745        (85)     (39,997)      68,663
                                          --------  ----------   ---------   ------------
  Total liabilities and equity..........  $166,722   $ 29,974    $   9,493     $206,189
                                          --------  ----------   ---------   ------------
                                          --------  ----------   ---------   ------------

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its offices, certain warehouse facilities and certain other equipment under renewable operating lease agreements expiring at various dates through 2006. Lease expense for the years ended December 31, 1998, 1997 and 1996 was $5.7 million, $5.1 million, $4.6 million, respectively. Future minimum lease commitments under non-cancelable operating leases as of December 31, 1998 are as follows:

                                                                                     AMOUNT
                                                                                   -----------
                                                                                   (AMOUNTS IN
                                                                                   THOUSANDS)
1999.............................................................................   $   4,756
2000.............................................................................       3,963
2001.............................................................................       2,428
2002.............................................................................       1,040
2003 and thereafter..............................................................       1,195
                                                                                   -----------
  Total..........................................................................   $  13,382
                                                                                   -----------
                                                                                   -----------

                           DAMARK INTERNATIONAL, INC.

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
CERTAIN AGREEMENTS

    The Company has an employment agreement with its chief executive officer that provides that his employment may not be terminated other than for cause before December 31, 2001. The employment term automatically extends for one year on each January 1, unless notice of non-extension is given. In addition, the Company and its chief executive officer have also entered into an agreement providing his estate the right to require the Company to repurchase all or a portion of his shares of Common Stock at the then current market price, up to an aggregate of $5,000,000. The Company carries insurance on its chief executive officer's life in an amount in excess of its obligation under this agreement.

    The Company has entered into severance, change of control and non-compete agreements with several of its executive officers. In the event an officer is terminated without cause in the absence of a change of control of the Company, the officer is generally entitled to two years' base salary, except for the chief executive officer who is entitled to three years' base salary, and other benefits, including a bonus determined by formula. In the event an officer is terminated by the Company without cause or by the officer with good reason within 24 months following a change in control of the Company, as defined, the officer is generally entitled to a lump sum payment equal to two times annual base salary, except for the chief executive officer who is entitled to three years' base salary, and other benefits, including a bonus determined by formula. Further, in the event of a termination of an officer's employment by the Company without cause or by voluntary resignation prior to a change in control, the Company has the option to waive the non-compete covenant of the agreement and pay no severance benefits, modify the terms of the non-compete covenant to one year and pay 50% of the severance benefits or pay all severance benefits and receive a two-year non-compete covenant.

    The DAMARK International, Inc. 401(k) Retirement Plan (the "Retirement Plan") is an employee savings plan qualified under Section 401(k) of the Internal Revenue Code of 1954. The Retirement Plan covers substantially all employees of the Company who have attained age 21 and have completed at least one year of service, as defined. Under the plan, employees generally may elect to make, subject to limitations, pre-tax salary reduction contributions of up to 20% of their annual base salary. The Company's matching contribution to the Retirement Plan is currently 25% of the employees' contribution, subject to certain limitations. Although the Retirement Plan also allows the Company to make certain discretionary contributions, no such contributions were made in 1998, 1997 or 1996.

    The Company has a deferred compensation plan for non-employee members of its Board. Under this plan, such directors are able to defer all or part of their fees for service and have such fees invested in Common Stock equivalents distributable as Common Stock upon termination of services, death or a change in control.

CONTINGENCIES

    In conjunction with the construction of its distribution and warehouse facility in 1994, the Company entered into a contract with the Brooklyn Park Economic Development Authority (the "Authority") in which the Authority agreed to reimburse the Company for certain development costs incurred. Such costs were reimbursable from tax increment funds directly attributed to the development. In December 1998, the Company obtained a note from the Authority for the remaining funds to be reimbursed and assigned such to the Authority in exchange for a payment equal to the $2.4 million principal amount of the note. In the event there is insufficient tax increment to make scheduled payments of principal and interest on the note, the Company is obligated, at the Authority's request, to repurchase the note.

    The Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance or are otherwise

                           DAMARK INTERNATIONAL, INC.

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED) provided for and the ultimate outcome of such matters will not have a material effect on the financial position or operations of the Company.

    A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The Company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

    From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. The Company currently collects sales tax and pays state income tax where it has a physical presence. The Company has not collected sales tax or paid income taxes in other states, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

NOTE 11. SUBSEQUENT EVENTS

    On January 4, 1999 the Company made a loan to its chief executive officer for $1.5 million evidenced by a promissory note which bears interest on the unpaid principal balance at the prime rate plus 1%. Payment of principal and interest is due January 4, 2001.

    During January and February 1999 the Company repurchased 229,677 shares of its Common Stock at an aggregate cost of approximately $1.7 million.

NOTE 12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DAMARK International, Inc.:

    We have audited the accompanying consolidated balance sheets of DAMARK International, Inc. (a Minnesota corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. The consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAMARK International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 19, 1999

                                    PART II.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding members of the Company's Board is included under the captions "Election of Directors-- Information Concerning Nominees and Directors" and "Section 16(a) Reporting" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

    Set forth below are the executive officers of the Company as of March 10, 1999, their ages, titles, the date first appointed as an officer of the Company and employment history for the past five years:

        NAME              AGE                                    TITLE
--------------------      ---      ------------------------------------------------------------------
Mark A. Cohn                  41   Chairman and Chief Executive Officer
George S. Richards            34   President and Chief Operating Officer
Stephen P. Letak              43   Executive Vice President and Chief Financial Officer
Michael D. Moroz              35   Senior Vice President--Marketing Services
Rodney C. Merry               41   Senior Vice President and Chief Information Officer
Andrew J. Franzoni            37   Senior Vice President--Catalog Marketing

    Executive officers of the Company are elected at the discretion of the Board with no fixed term, except for Mr. Cohn. Mr. Cohn serves as Chairman and Chief Executive Officer under the terms of an employment agreement which provides that his employment may not be terminated by the Company before December 31, 2001, other than for cause. The agreement automatically extends for one year on each January 1, unless notice of non-extension is given. There are no family relationships between or among any of the executive officers or directors of the Company.

    MR. COHN has been Chairman, Chief Executive Officer and a director of the Company since its inception in 1986. He is a founder of the Company. Mr. Cohn was elected as a director of the Company at its Annual Meeting in 1998 for a term expiring at the Annual Meeting in 2001.

    MR. RICHARDS has been the Company's President and Chief Operating Officer since September 1998 and has served it in various capacities as an officer since December 1995 and as a consultant since February 1995. From January 1994 to February 1995, Mr. Richards was Vice President of Marketing and Business Development with Montgomery Ward Direct, LP.

    MR. LETAK has been the Company's Executive Vice President and Chief Financial Officer since September 1998. From August 1987 to September 1998, Mr. Letak served in various capacities as an officer of Berkley Administrators, a division of W.R. Berkley Corporation, most recently as President.

    MR. MOROZ has been the Company's Senior Vice President--Marketing Services since September 1998 and has served it in various capacities as an officer since June 1994. Mr. Moroz joined the Company in 1988.

    MR. MERRY has been the Company's Senior Vice President and Chief Information Officer since September 1998 and has served it in various capacities both as an officer since November 1997 and senior manager since September 1996. From February to September 1996, Mr. Merry served as Vice President of Operations for Publishing Business Systems. From January 1995 to February 1996, Mr. Merry served as the Company's Director of Application Development.

    MR. FRANZONI has been the Company's Senior Vice President--Catalog Marketing since September 1998. From May 1993 to September 1998, Mr. Franzoni was employed by GE Capital Consumer Financial Services in various marketing positions and most recently served as Director of New Business Development.

                                   PART III.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is included under the captions "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                   PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's securities is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                   PART III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related party transactions is included under the captions "Election of Directors--Certain Relationships and Related Transactions" and "Executive Compensation and Other Information--Employment Contracts, Severance and Change in Control Arrangements" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF FORM 10-K REPORT

        (1) FINANCIAL STATEMENTS: The consolidated financial statements of the Company are included herein as Part II. Item 8.

        (2) FINANCIAL STATEMENT SCHEDULES: For the fiscal years ended December 31, 1998, 1997 and 1996, Schedule II. Valuation and Qualifying Accounts.

        (3) EXHIBITS: The exhibits required to be a part of this Report are listed in the Exhibit Index that follows the signature page included herein. A copy of these exhibits will be furnished to any person at a reasonable cost upon receipt of a written request. Such request should be sent to DAMARK International, Inc., 7101 Winnetka Avenue North, Minneapolis, Minnesota 55428, Attention: Investor Relations.

    (b) REPORTS ON FORM 8-K

        On December 4, 1998, DAMARK International, Inc. and First Union National Bank entered into Amendment No. 1 to the Loan and Security Agreement between the parties dated August 20, 1998. Such amendment modified the adjusted net worth calculation and the adjusted net worth covenant set forth in the Loan and Security Agreement.

    (c) EXHIBITS

        Included herein as Part IV. Item 14. (a)(3).

    (d) FINANCIAL STATEMENT SCHEDULES

        Included herein as Part IV. Item 14. (a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DAMARK INTERNATIONAL, INC.

March 11, 1999                                      /s/ MARK A. COHN
                                         ---------------------------------------
                                                      Mark A. Cohn
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               /s/ MARK A. COHN                 Chairman, Chief Executive Officer and      March 11, 1999
     ------------------------------------       Director (Principal Executive Officer)
                 Mark A. Cohn

             /s/ STEPHEN P. LETAK               Executive Vice President and Chief         March 11, 1999
     ------------------------------------       Financial Officer (Principal Financial
               Stephen P. Letak                 and Accounting Officer)

                      *                         Director                                   March 11, 1999
     ------------------------------------
               Thomas A. Cusick

                      *                         Director                                   March 11, 1999
     ------------------------------------
               Jack W. Eugster

                      *                         Director                                   March 11, 1999
     ------------------------------------
              Harold Roitenberg

                      *                         Director                                   March 11, 1999
     ------------------------------------
                Ralph Strangis

                      *                         Director                                   March 11, 1999
     ------------------------------------
                Joel N. Waller

                      *                         Director                                   March 11, 1999
     ------------------------------------
              Stephen J. Hemsley

*By:              /s/ MARK A. COHN                                                         March 11, 1999
          -------------------------------
                    Mark A. Cohn
                  ATTORNEY IN FACT

* Mark A. Cohn, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of such directors.

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                PAGE IN
                                                                              SEQUENTIAL
                                                                               NUMBERING
   REGULATION S-K                                                               SYSTEM
   EXHIBIT TABLE                                                            (* INCORPORATED
     REFERENCE                         TITLE OF DOCUMENT                     BY REFERENCE)
--------------------   --------------------------------------------------  -----------------
         3             Restated Articles of Incorporation of the                    *
                         Registrant (filed as Exhibit 3 to the Company's
                         Registration Statement on Form S-1 (No.
                         33-45056))

         3             Article IV of the Restated Articles of                       *
                         Incorporation of the Registrant (filed as
                         Exhibit 4.1 to the Company's Registration
                         Statement on Form S-1 (No. 33-45056))

         3             Amended and restated Bylaws of the Registrant                *
                         (filed as Exhibit 3.2 to the Registrant's
                         Quarterly Report on Form 10-Q for the fiscal
                         quarter ended June 27, 1998)

         4             Specimen Certificate of Class A Common Stock                 *
                         (filed as Exhibit 4.2 to the Company's
                         Registration Statement on Form S-1 (No.
                         33-45056))

         4             Shareholder Rights Plan (filed as Exhibit 1 to the           *
                         Registrant's Form 8-K filed May 4, 1998)

         4             First Amendment to Shareholder Rights Plan

        10             Facilities Lease between the Registrant and Steven           *
                         B. Hoyt (filed as Exhibit 10.2 to the Company's
                         Registration Statement on Form S-1 (No.
                         33-45056))

        10             1991 Stock Option Plan (filed as Exhibit 10.3 to             *
                         the Company's Registration Statement on Form S-1
                         (No. 33-45056))

        10             Amended 1991 Stock Option Plan

        10             Nonqualified Stock Option Agreement for Jeff G.              *
                         Palkovich (filed as Exhibit 10.9 to the
                         Company's Registration Statement on Form S-1
                         (No. 33-45056))

        10             Nonqualified Stock Option Agreement for Jack W.              *
                         Eugster (filed as Exhibit 10.10 to the Company's
                         Registration Statement on Form S-1 (No.
                         33-45056))

        10             Nonqualified Stock Option Agreement for Harold               *
                         Roitenberg (filed as Exhibit 10.11 to the
                         Company's Registration Statement on Form S-1
                         (No. 33-45056))

        10             Nonqualified Stock Option Agreement for Ralph                *
                         Strangis (filed as Exhibit 10.12 to the
                         Company's Registration Statement on Form S-1
                         (No. 33-45056))

        10             Nonqualified Stock Option Agreement for Thomas A.            *
                         Cusick (filed as Exhibit 10.1 to the Company's
                         Annual Report on Form 10-K for the fiscal year
                         ended December 31, 1993)

        10             Nonqualified Stock Option Agreement for Joel N.              *
                         Waller (filed as Exhibit 10.2 to the Company's
                         Annual Report on Form 10-K for the fiscal year
                         ended December 31, 1993)

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                     ANNUAL REPORT ON FORM 10-K (CONTINUED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                PAGE IN
                                                                              SEQUENTIAL
                                                                               NUMBERING
   REGULATION S-K                                                               SYSTEM
   EXHIBIT TABLE                                                            (* INCORPORATED
     REFERENCE                         TITLE OF DOCUMENT                     BY REFERENCE)
--------------------   --------------------------------------------------  -----------------
        10             Nonqualified Stock Option Agreement, dated June              *
                         16, 1997, for Stephen J. Hemsley (filed as
                         Exhibit 4.3 to the Company's Registration
                         Statement on Form S-8 (No. 333-31773))

        10             Nonqualified Stock Option Agreement, dated May 10,           *
                         1995, for Ralph Strangis (filed as Exhibit 10.1
                         to the Company's Annual Report on Form 10-K for
                         the fiscal year ended December 31, 1995)

        10             Nonqualified Stock Option Agreement, dated
                         December 17, 1998, for Stephen J. Hemsley

        10             Amendment of Nonqualified Stock Option Agreement,
                         dated February 10, 1999, for Stephen J. Hemsley

        10             Assignment of Stock Option Agreement, dated as of            *
                         January 30, 1998 between Mark A. Cohn and the
                         Company (filed as Exhibit 10 to the Company's
                         Annual Report on Form 10-K for the fiscal year
                         ended December 31, 1997)

        10             Stock Option Agreement (Non-Statutory Options) for           *
                         Mark A. Cohn dated January 30, 1998 (filed as
                         Exhibit 10 to the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 31,
                         1997)

        10             Employment Agreement among the Registrant and Mark           *
                         A. Cohn, dated as of August 12, 1992 (filed as
                         Exhibit 10.1 to the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 31,
                         1992)

        10             Amendment to Employment Agreement among the                  *
                         Registrant and Mark A. Cohn, dated as of July
                         17, 1995 (filed as Exhibit 10 to the
                         Registrant's Quarterly Report on Form 10-Q for
                         the fiscal quarter ended July 1, 1995)

        10             Amended and Restated Employment Agreement, dated             *
                         January 2, 1998 between the Company and Mark A.
                         Cohn (filed as Exhibit 10 to the Company's
                         Annual Report on Form 10-K for the fiscal year
                         ended December 31, 1997)

        10             Shareholder Agreement among the Registrant and               *
                         Mark A. Cohn, dated August 12, 1992 (filed as
                         Exhibit 10.2 to the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 31,
                         1992)

        10             DAMARK International, Inc. Deferred Compensation             *
                         Plan for Non-Employee Directors (filed as
                         Exhibit 4.3 to the Company's Registration
                         Statement on Form S-8 (No. 333-16139))

        10             DAMARK International, Inc. Non-Employee Director             *
                         Stock Purchase Plan (filed as Exhibit 10 to the
                         Company's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 1997)

        10             Restated 1998 DAMARK International, Inc.
                         Non-Employee Director Stock Purchase Plan

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                     ANNUAL REPORT ON FORM 10-K (CONTINUED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                PAGE IN
                                                                              SEQUENTIAL
                                                                               NUMBERING
   REGULATION S-K                                                               SYSTEM
   EXHIBIT TABLE                                                            (* INCORPORATED
     REFERENCE                         TITLE OF DOCUMENT                     BY REFERENCE)
--------------------   --------------------------------------------------  -----------------
        10             Credit Agreement, dated as of August 10, 1998 by             *
                         and between Registrant and Congress Financial
                         Corp. (Central), as Agent for the banks named
                         therein (filed as Exhibit 10 to the Registrant's
                         Quarterly Report on Form 10-Q for the fiscal
                         quarter ended September 26, 1998)

        10             Amendment to Credit Agreement, dated December 4,             *
                         1998 (filed as Exhibit 1 to the Registrant's
                         Form 8-K filed December 21, 1998)

        11             Computation of Earnings Per Share (years ended               *
                         December 31, 1998, 1997 and 1996--see Note 5 to
                         the Company's consolidated financial statements
                         in the Company's 1998 Annual Report on Form
                         10-K)

        21             Subsidiaries of DAMARK International, Inc. (filed            *
                         as Exhibit 21 to the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 31,
                         1996)

        23             Consent of Arthur Andersen LLP

        24             Powers of Attorney

        27             Financial Data Schedule

DAMARK International, Inc.

Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1998, 1997, 1996
(in Thousands)


                                                             Column C-Additions
                                                          ------------------------
                                               Column B-                 Charged to                      Column E-
                                              Balance at   Charged to         other      Column D-         Balance
                                               beginning    costs and      accounts     Deductions       at end of
Column A-Description                           of period     expenses       desribe       describe          period
------------------------------------------------------------------------------------------------------------------
Reserve for uncollectible accounts receivable
1998                                              $1,693       $4,850           --     $(4,200)  (1)        $2,343
1997                                               1,134        3,669           --      (3,110)  (1)         1,693
1996                                               1,070        2,543           --      (2,479)  (1)         1,134

Reserve for merchandise and membership returns
1998                                              $5,948      $59,326           --    $(47,005)  (2)       $18,269
1997                                               2,664       26,973           --     (23,689)  (2)         5,948
1996                                               2,068       20,424           --     (19,828)  (2)         2,664
------------------------------------------------------------------------------------------------------------------

(1) Accounts determined to be uncollectible are charged against the reserve, net of collections of accounts previously written-off.

(2) Membership fee refunds and merchandise returns are charged against the reserve