Form 10-Q
period 1999-04-03
DAMARK INTERNATIONAL INC
filed 1999-05-14
CIK 883324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended April 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ___________ to ___________

                                     Commission File Number: 0-19902


                           DAMARK INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


                    MINNESOTA                                                 41-1551116
(State or other jurisdiction of incorporation                     (IRS Employer Identification Number)
                        or organization)

            7101 WINNETKA AVENUE NORTH                                             612-531-0066
           MINNEAPOLIS, MINNESOTA 55428                               (Registrant's telephone number
        (Address of principal executive offices)                         including area code)

                                               NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days. YES  Y    NO
                                       ----    ----

ON MAY 11, 1999, THERE WERE 5,998,698 SHARES OF CLASS A COMMON STOCK AND NO SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                            DAMARK INTERNATIONAL, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
          Item 1:     Financial Statements

                      Consolidated Statements of Operations (unaudited)
                      For the quarters ended April 3, 1999
                      and March 28, 1998                                           3

                      Consolidated Balance Sheets
                      As of April 3, 1999 (unaudited) and December 31, 1998        4

                      Consolidated Statements of Cash Flows (unaudited)
                      For the quarters ended April 3, 1999
                      and March 28, 1998                                           5

                      Condensed Notes to Consolidated Financial Statements         6

          Item 2:     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations               11


PART II.  OTHER INFORMATION

          Item 1:     Legal Proceedings                                           19

          Item 6:     Exhibits and Reports on Form 8-K                            19

                      Signature                                                   20

                         DAMARK INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                       Quarter ended
                                                 -------------------------
                                                   April 3,      March 28,
                                                    1999           1998
                                                 ----------      ---------
                                                  (Amounts in thousands
                                                   except per share data)
NET REVENUES:

Product and other revenues ..................     $  84,350      $ 113,733
Membership and related revenues .............        25,078         21,403
                                                  ---------      ---------
   Total net revenues .......................       109,428        135,136
                                                  ---------      ---------

COSTS AND EXPENSES:

Costs of products sold ......................        61,571         91,116
Operating and marketing expenses ............        35,574         29,357
General and administrative expenses .........        13,355         13,502
                                                  ---------      ---------
   Total costs and expenses .................       110,500        133,975
                                                  ---------      ---------

   OPERATING (LOSS) INCOME ..................        (1,072)         1,161

Interest expense, net .......................           289            853
Other expenses, net .........................            12            102
                                                  ---------      ---------
   (LOSS) INCOME BEFORE INCOME TAXES ........        (1,373)           206

Income tax benefit (provision) ..............           467            (71)
                                                  ---------      ---------

   NET (LOSS) INCOME ........................     $    (906)     $     135
                                                  ---------      ---------
                                                  ---------      ---------

Basic (loss) earnings per common share:

   Net (loss) earnings ......................     $   (0.15)     $    0.02
                                                  ---------      ---------
                                                  ---------      ---------
   Weighted average common shares outstanding         5,993          7,859
                                                  ---------      ---------
                                                  ---------      ---------

Diluted (loss) earnings per common share:

   Net (loss) earnings ......................     $   (0.15)     $    0.02
                                                  ---------      ---------
                                                  ---------      ---------
   Weighted average common shares
      outstanding ...........................         5,993          8,250
                                                  ---------      ---------
                                                  ---------      ---------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          DAMARK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                   ASSETS

                                                                              April 3,    December 31,
                                                                                1999          1998
                                                                            -----------   ------------
                                                                              (Amounts in thousands
                                                                               except per share data)
Current Assets:

   Cash and cash equivalents ...........................................     $     400      $      49
   Trade accounts receivable, net ......................................        38,257         47,795
   Merchandise inventories, net ........................................        39,048         40,055
   Deferred membership solicitation and catalog costs ..................        20,172         13,988
   Other current assets ................................................         5,245          5,187
                                                                             ---------      ---------
      Total current assets .............................................       103,122        107,074

Property and equipment, net ............................................        29,453         30,150
Deferred income taxes ..................................................         2,909          2,442
Officer note receivable ................................................         1,500             --
Other assets, net ......................................................           644            681
                                                                             ---------      ---------
         Total assets ..................................................     $ 137,628      $ 140,347
                                                                             ---------      ---------
                                                                             ---------      ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ....................................................     $  39,110      $  44,683
   Accrued liabilities .................................................        31,177         34,012
   Deferred membership income, net .....................................        21,560         21,957
   Deferred income taxes ...............................................           493            493
   Borrowings under revolving credit facility ..........................        13,732          5,140
                                                                             ---------      ---------
      Total current liabilities ........................................       106,072        106,285

Commitments and contingencies (Note 6)

Shareholders' Equity:

   Class A Common Stock, $.01 par, 20 million shares authorized;
      5,925,931 and 6,119,208 shares issued and outstanding at
      April 3, 1999 and December 31, 1998, respectively ................            59             61
   Class B Common Stock, $.01 par, 2 million shares authorized;
      none issued and outstanding ......................................            --             --
   Paid-in capital .....................................................        58,889         60,485
   Accumulated deficit .................................................       (27,392)       (26,484)
                                                                             ---------      ---------
      Total shareholders' equity .......................................        31,556         34,062
                                                                             ---------      ---------
         Total liabilities and shareholders' equity ....................     $ 137,628      $ 140,347
                                                                             ---------      ---------
                                                                             ---------      ---------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Quarter Ended
                                                                           ----------------------
                                                                            April 3,    March 28,
                                                                              1999        1998
                                                                           ----------------------
                                                                           (Amounts in thousands)
OPERATING ACTIVITIES:

   Net (loss) income ................................................     $   (906)     $    135
   Adjustments to reconcile net (loss) income to net cash (used for)
      provided by operations:

      Depreciation and amortization .................................        2,091         2,559
      Deferred income taxes .........................................         (467)
      Gain on disposal of property and equipment ....................          (16)           (2)
      Changes in working capital items -

         Trade accounts receivable, net .............................        9,538        (4,001)
         Merchandise inventories, net ...............................        1,007         9,419
         Deferred membership solicitation and catalog costs and other
            current assets ..........................................       (6,242)       (7,797)
         Accounts payable and accrued liabilities ...................       (8,408)        8,680
         Deferred membership revenue, net ...........................         (397)        1,129
                                                                          --------      --------

   Net cash (used for) provided by operations .......................       (3,800)       10,122
                                                                          --------      --------

INVESTING ACTIVITIES:

   Property and equipment additions, net ............................       (1,329)       (3,874)
   Issuance of officer note receivable ..............................       (1,500)           --
   Other, net .......................................................          (12)          283
                                                                          --------      --------

   Net cash used for investing activities ...........................       (2,841)       (3,591)
                                                                          --------      --------

FINANCING ACTIVITIES:

   Borrowings (payments) under revolving credit facility, net .......        8,592        (2,900)
   Repurchase and retirement of common stock ........................       (1,741)       (4,373)
   Net proceeds from employee exercise of stock options and
      issuance of stock .............................................          141           497
                                                                          --------      --------

   Net cash  provided by (used for) financing activities ............        6,992        (6,776)
                                                                          --------      --------

   Net increase (decrease) in cash and cash equivalents .............          351          (245)

   Cash and cash equivalents, beginning of period ...................           49           474
                                                                          --------      --------

   Cash and cash equivalents, end of period .........................     $    400      $    229
                                                                          --------      --------
                                                                          --------      --------

SUPPLEMENTAL CASH FLOW  INFORMATION:

   Interest paid during the period ..................................     $    233      $    611
   Income taxes paid (refunded) during the period ...................     $   (781)     $    980
                                                                          --------      --------
                                                                          --------      --------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          DAMARK INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

      The unaudited consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

      Due to the seasonality of the Catalog Retail segment of the Company's business, net revenues and operating results for the quarter ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

      The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first quarter in 1999 and 1998 included 93 and 87 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

NOTE 2.  EARNINGS PER COMMON SHARE

      Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average shares of common stock outstanding plus potentially dilutive securities outstanding during the applicable periods. Potentially dilutive securities include stock options, which have been granted to employees and directors of the Company. The components of basic and diluted EPS are as follows:

                                                       Weighted
                                                        average
                                        Net income       shares     Per share
                                          (loss)      outstanding     amount
                                        ----------    -----------   ---------
     QUARTER ENDED APRIL 3, 1999:

        Basic and diluted EPS .....          $(906)         5,993      $(0.15)
                                             -----          -----      ------
                                             -----          -----      ------

     QUARTER ENDED MARCH 28, 1998:

        Basic EPS .................          $ 135          7,859      $ 0.02
        Assumed conversion of stock
           options ................                           391
                                             -----          -----      ------
                                             -----          -----      ------
        Diluted EPS ...............          $ 135          8,250      $ 0.02
                                             -----          -----      ------
                                             -----          -----      ------


      For the quarter ended April 3, 1999, options to purchase 1,962,333 shares of the Company's Class A Common Stock (the "Common Stock") were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

                          DAMARK INTERNATIONAL, INC.

NOTE 3.  SHAREHOLDERS' EQUITY

      During the first quarters of 1999 and 1998, the Company repurchased approximately 230,000 and 237,500 shares respectively, of its Common Stock in open market transactions at aggregate costs of approximately $1.7 million and $2.5 million, respectively. During third quarter 1998, the Board authorized a two million share open market repurchase program, and at April 3, 1999, authorization to purchase approximately 560,600 shares remained under this program. During first quarter 1998, an additional 213,550 shares of Common Stock were purchased at an aggregate cost of approximately $1.9 million under an option to purchase shares from a former officer of the Company.

NOTE 4.  BUSINESS SEGMENTS

      The Company operates in two business segments: Membership Services and Catalog Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items, capital allocation and tax purposes. The disaggregated financial information presented below is consistent with the basis and manner in which management evaluates results for purposes of assisting in making internal operating decisions.

      The Membership Services operating segment develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company's Catalog Retail segment offers brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness.

      The Catalog Retail segment provides certain discounts to members of the PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- membership programs managed by the Membership Services segment. The Catalog Retail segment experiences significantly higher advertising leverage on catalogs sent to club members due to the fact that member response rates are typically up to two times higher than those of other customer segments. In addition, member sales per catalog are typically two to three times higher than those of other customer segments. For these reasons, discounts are allocated entirely to the Catalog Retail segment.

      The Company's Catalog Retail segment also provides names of potential members to its Membership Services segment on an on-going basis. Consequently, inter-segment charges intended to approximate the success fees and commissions paid by the Membership Services segment to external clients for name acquisition are reflected to the benefit of the Catalog Retail segment. Since independent parties did not negotiate such commissions, the charges do not necessarily reflect what a third party might receive in an actual business transaction.

      Selected statement of operations and statement of cash flows data for the quarters ended April 3, 1999 and March 28, 1998 by business segment are set forth below.

                          DAMARK INTERNATIONAL, INC.

                                           Catalog      Membership
                                          Retail(1)     Services        Corporate    Consolidated
                                          ---------     ----------      ---------    ------------
                                                          (Amounts in thousands)
QUARTER ENDED APRIL 3, 1999

Net revenues ........................     $  84,350      $  25,078      $      --      $ 109,428
Cost of products sold ...............        61,571             --             --         61,571
Other expenses (2) ..................        27,675         21,254             --         48,929
                                          ---------      ---------         ------      ---------
   Operating (loss) income ..........        (4,896)         3,824             --         (1,072)
Interest and other expense, net .....            --             --            301            301
                                          ---------      ---------         ------      ---------
   (Loss) income before taxes .......        (4,896)         3,824           (301)        (1,373)
Income tax benefit ..................            --             --            467            467
                                          ---------      ---------         ------      ---------
   Net (loss) income ................        (4,896)         3,824            166           (906)
Depreciation and amortization .......         1,543            499             49          2,091
Net changes in working capital and
  other .............................         2,367         (6,979)          (373)        (4,985)
                                          ---------      ---------         ------      ---------
     Net cash used for operations ...     $    (986)     $  (2,656)     $    (158)     $  (3,800)
                                          ---------      ---------         ------      ---------
                                          ---------      ---------         ------      ---------

QUARTER ENDED MARCH 28, 1998

Net revenues ........................     $ 113,733      $  21,403            $--      $ 135,136
Cost of products sold ...............        91,116             --             --         91,116
Other expenses (2) ..................        28,029         14,624            206         42,859
                                          ---------      ---------         ------      ---------
   Operating (loss) income ..........        (5,412)         6,779           (206)         1,161
Interest and other expense, net .....            --             --            955            955
                                          ---------      ---------         ------      ---------
   (Loss) income before taxes .......        (5,412)         6,779         (1,161)           206
Income tax provision ................            --             --            (71)           (71)
                                          ---------      ---------         ------      ---------
   Net (loss) income ................        (5,412)         6,779         (1,232)           135
Depreciation and amortization .......         1,741            580            238          2,559
Net changes in working capital and
   other ............................        10,660         (1,898)        (1,334)         7,428
                                          ---------      ---------         ------      ---------
      Net cash provided by (used for)
      operations ....................     $   6,989      $   5,461      $   2,328      $  10,122
                                          ---------      ---------         ------      ---------
                                          ---------      ---------         ------      ---------

-----------------------------
(1) Discounts provided to PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members are allocated entirely to Catalog Retail and totaled $3.2 million and $5.9 million during first quarter 1999 and 1998, respectively.

(2) Includes inter-segment transfers to Catalog Retail from Membership Services of $5,149 and $5,221 during first quarter 1999 and 1998, respectively.

                          DAMARK INTERNATIONAL, INC.

NOTE 4.  BUSINESS SEGMENTS (CONTINUED)

Selected balance sheet data as of April 3, 1999 and March 28, 1998 by business segment is as follows:

                                                      Catalog      Membership
                                                       Retail       Services         Corporate     Consolidated
                                                     --------      ----------        ---------     ------------
                                                                         (Amounts in thousands)
AT APRIL 3, 1999
Cash and cash equivalents ...................        $     --        $     --         $    400         $    400
Non-cash current assets .....................          73,469          22,242            7,011          102,722
Net property, equipment and other assets ....          21,781           7,845            4,880           34,506
                                                     --------        --------         --------         --------
   Total assets .............................        $ 95,250        $ 30,087         $ 12,291         $137,628
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------
Non-interest bearing current liabilities ....        $ 46,518        $ 45,324         $    498         $ 92,340
Short-term borrowings .......................              --              --           13,732           13,732
Investment in segment/shareholders' equity ..          48,732         (15,237)          (1,939)          31,556
                                                     --------        --------         --------         --------
   Total liabilities and equity .............        $ 95,250        $ 30,087         $ 12,291         $137,628
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------

AT DECEMBER 31, 1998
Cash and cash equivalents ...................        $     --        $     --         $     49         $     49
Non-cash current assets .....................          78,103          21,821            7,101          107,025
Net property, equipment and other assets ....          22,381           7,932            2,960           33,273
                                                     --------        --------         --------         --------
   Total assets .............................        $100,484        $ 29,753         $ 10,110         $140,347
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------
Non-interest bearing current liabilities ....        $ 48,774        $ 51,878         $    493         $101,145
Short-term borrowings .......................              --              --            5,140            5,140
Investment in segment/shareholders' equity ..          51,710         (22,125)           4,477           34,062
                                                     --------        --------         --------         --------
   Total liabilities and equity .............        $100,484        $ 29,753         $ 10,110         $140,347
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------


NOTE 5.  OFFICER NOTE RECEIVABLE

      On January 4, 1999 the Company made a loan to its chief executive officer for $1.5 million evidenced by a promissory note which bears interest on the unpaid principal balance at the prime rate plus 1%. Payment of principal and interest is due January 4, 2001.

NOTE 6.  LEGAL MATTERS

      On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County Minnesota. The claim was filed on their behalf and on the behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. Compensatory and punitive damages are sought. The Company has investigated the merits of the plaintiffs' claim and is actively pursuing settlement discussions. As of May 10, 1999, management has assessed the likelihood that a loss has been incurred as probable and has estimated the contingent loss to range from $328,000 to $1.5 million. As of April 3, 1999, the Company has recorded a $328,000 reserve on its balance sheet for the settlement of this litigation.

                          DAMARK INTERNATIONAL, INC.

      On July 31, 1998, the Minnesota Office of the Attorney General (the "OAG") commenced a civil investigation into certain selling and renewal practices of the Company's Membership Services business. In a letter dated April 29, 1999, the OAG informed the Company that it has completed its preliminary review and has concluded that certain of the Company's practices may violate Minnesota consumer protection laws. The letter also requests that Damark engage in pre-complaint settlement discussions. The Company continues to provide full cooperation to the OAG during its investigation and believes that its practices do not violate Minnesota consumer protection laws. Management believes that the resolution of this investigation will not have a material adverse effect on the financial condition or results of operations of the Company.

      On October 25, 1996, a current PREFERRED BUYERS' CLUB-Registered Trademark- member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company customers, each of which are members of the Company's PREFERRED BUYERS' CLUB-Registered Trademark-. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-Registered Trademark- members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has preliminarily denied a motion for an injunctive or damages class certification on a national basis and has preliminarily granted a certification for a damages class consisting of PREFERRED BUYERS' CLUB-Registered Trademark- members in New Jersey alone. It is likely that the case will be tried in 1999. The Company believes it has strong factual and legal defenses and is defending the action aggressively.

                           DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. The Company operates in two business segments, Membership Services and Catalog Retail. These reportable operating segments offer different products and services and are managed separately based on fundamental differences in their operations. A Corporate segment is also used to account for taxes, capital allocation and certain unallocated items.

                                                                             Quarter ended
                                                             ---------------------------------------------
                                                                April 3, 1999            March 28, 1998          Percentage change
                                                             --------------------      -------------------      ------------------
                                                                                     (Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenues:

   Catalog Retail (1)...................................         $     84,350             $     113,733               (25.8)%
   Membership Services..................................               25,078                    21,403                17.2%
                                                             --------------------      -------------------
     Total..............................................              109,428                   135,136               (19.0)%

Costs and expenses:

   Catalog Retail cost of products sold.................               61,571                    91,116               (32.4)%
   Catalog Retail expenses (2)..........................               27,675                    28,029                (1.3)%
   Membership Services expenses (2).....................               21,254                    14,624                45.3%
   Corporate expenses ..................................                   --                       206              (100.0)%
                                                             --------------------      -------------------
     Total..............................................              110,500                   133,975               (17.5)%
                                                             --------------------      -------------------

Operating (loss) income:

   Catalog Retail.......................................               (4,896)                   (5,412)                9.5%
   Membership Services..................................                3,824                     6,779               (43.6)%
   Corporate............................................                   --                      (206)              100.0%
                                                             --------------------      -------------------
     Total..............................................               (1,072)                    1,161              (192.3)%

Interest expense, net...................................                  289                       853               (66.1)%
Other expense, net......................................                   12                       102               (88.2)%
                                                             --------------------      -------------------
   (Loss) income before income taxes....................               (1,373)                      206              (766.5)%
Income tax benefit (provision) .........................                  467                       (71)              757.8%
                                                             --------------------      -------------------
   Net (loss) income....................................         $       (906)            $         135              (771.1)%
                                                             --------------------      -------------------
                                                             --------------------      -------------------
STATEMENT OF CASH FLOWS DATA:
Net cash (used for) provided by operations:

   Catalog Retail (2)...................................         $       (986)            $       6,989              (114.1)%
   Membership Services (2)..............................               (2,656)                    5,461              (148.6)%
   Corporate ...........................................                 (158)                   (2,328)               93.2%
                                                             --------------------      -------------------
                                                             --------------------      -------------------
     Total..............................................         $     (3,800)            $      10,122              (137.5)%
                                                             --------------------      -------------------
                                                             --------------------      -------------------

--------------------------------
(1) Discounts provided to the PREFERRED BUYERS CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members are allocated entirely to Catalog Retail and totaled $3.2 million and $5.9 million in the quarters ended April 3, 1999 and March 28, 1998, respectively.

(2) Includes inter-segment transfers to Catalog Retail from Membership Services of $5,149 and $5,221 for the quarters ended April 3, 1999 and March 28, 1998, respectively.

                           DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                        SELECTED KEY OPERATING STATISTICS

                                                                                 QUARTER ENDED
                                                                    ----------------------------------------
                                                                        APRIL 3,              MARCH 28,           PERCENTAGE
                                                                          1999                   1998               CHANGE
                                                                    -----------------      -----------------     ------------
CATALOG RETAIL

CATALOGS MAILED (IN THOUSANDS)

   Front-end prospect.........................................                29,900                 18,600            60.8%
   Back-end customer..........................................                11,600                 19,100           (39.3)%
                                                                    -----------------      -----------------
      Total...................................................                41,500                 37,700            10.1%

SALES PER CATALOG

   Front-end prospect.........................................                 $1.75                  $2.20           (20.5)%
   Back-end customer..........................................                  4.68                   5.28           (11.4)%
                                                                    -----------------      -----------------
      Weighted average, total company.........................                 $2.57                  $3.76           (31.7)%

AVERAGE ORDER

   Front-end prospect.........................................                  $133                   $135            (1.5)%
   Back-end customer..........................................                   184                    184              --
                                                                    -----------------      -----------------
      Weighted average, total company.........................                  $155                   $167            (7.2)%

RESPONSE RATES

   Front-end prospect.........................................                 1.32%                  1.63%           (19.0)%
   Back-end customer..........................................                 2.28%                  2.66%           (14.3)%
                                                                    -----------------      -----------------
      Weighted average, total company.........................                 1.59%                  2.15%           (26.1)%

SALES MIX BY CUSTOMER TYPE

   Front-end prospect.........................................                 49.1%                  28.9%            69.9%
   Back-end customer..........................................                 50.9%                  71.1%           (28.4)%
                                                                    -----------------      -----------------
      Weighted average, total company.........................                100.0%                 100.0%

SALES MIX BY PRODUCT CATEGORIES

   Computers and related......................................                 18.2%                  31.1%           (41.5)%
   Consumer electronics.......................................                 19.0%                  17.5%             8.6%
   Home Office................................................                 15.1%                  15.7%            (3.8)%
                                                                    -----------------      -----------------
      Subtotal, hard lines....................................                 52.3%                  64.3%           (18.7)%
                                                                    -----------------      -----------------
   Home improvements..........................................                 18.6%                  15.1%            23.2%
   Home decor.................................................                 20.8%                  15.4%            35.1%
   Sporting goods/fitness.....................................                  8.3%                   5.2%            59.6%
                                                                    -----------------      -----------------
      Subtotal soft lines.....................................                 47.7%                  35.7%            33.6%
                                                                    -----------------      -----------------
         Total................................................                100.0%                 100.0%
                                                                    -----------------      -----------------
                                                                    -----------------      -----------------

GROSS PRODUCT MARGINS BY PRODUCT CATEGORIES (1)

   Computers and related......................................                 15.1%                  11.5%            31.3%
   Consumer electronics.......................................                 27.8%                  25.6%             8.6%
   Home Office................................................                 32.3%                  28.7%            12.5%
                                                                    -----------------      -----------------
      Weighted average, hard lines............................                 24.7%                  19.5%            26.7%
                                                                    -----------------      -----------------
   Home improvements..........................................                 37.9%                  36.7%             3.3%
   Home decor.................................................                 42.8%                  36.8%            16.3%
   Sporting goods/fitness.....................................                 44.6%                  35.4%            26.0%
                                                                    -----------------      -----------------
      Weighted average, soft lines............................                 41.2%                  36.5%            12.9%
                                                                    -----------------      -----------------
         Weighted average, total company......................                 32.5%                  25.6%            27.0%
                                                                    -----------------      -----------------     ------------
                                                                    -----------------      -----------------     ------------

---------------------------------------
(1) Product margins are computed on a post-discount basis and exclude shipping and handling revenues and related freight out costs, other miscellaneous revenues, product returns and indirect costs of goods sold.

                          DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                                                                             QUARTER ENDED
                                                               ----------------------------------------
                                                                    APRIL 3,               MARCH 28,             PERCENTAGE
                                                                     1999                    1998                  CHANGE
                                                               -----------------      -----------------
MEMBERSHIP SERVICES
MEMBERSHIP COUNTS (IN THOUSANDS)
   Net membership, beginning of period......................          1,731                  1,358                27.5%
      New membership acquisitions:
         Direct-to-consumer.................................            329                    250                31.6%
         Client services....................................            252                     67               276.1%
      Membership renewals...................................            265                    228                16.2%
      Cancellations, returns and expirations................           (806)                  (461)               74.8%
                                                               -----------------      -----------------
   Net membership, end of period............................          1,771                  1,442                22.8%
                                                               -----------------      -----------------
                                                               -----------------      -----------------
WEIGHTED AVERAGE MEMBERSHIP FEE.............................         $61.21                 $55.54                10.2%

BUSINESS MIX BY MEMBER TYPE
   New......................................................          68.7%                  58.2%                18.0%
   Renewals.................................................          31.3%                  41.8%               (25.1)%
                                                               -----------------
         Total..............................................         100.0%                 100.0%
                                                               -----------------      -----------------
                                                               -----------------      -----------------

MEMBERSHIP SERVICES

      One of the Company's key operating priorities for 1999 is to expand its position in the Membership Services industry by increasing revenues, programs and relationships with large customer list owners ("clients"). Aggressive outbound telemarketing in both the direct-to-consumer and client channels and enhanced membership benefits resulted in an increase in Membership Services net revenue of 17.2% in the first quarter of 1999 as compared to the first quarter of 1998. In addition, during first quarter 1999, new members added through the client services channel increased 276.1% over first quarter 1998 and accounted for 43.4% of all new membership acquisitions. During the quarter, the Company also introduced its tenth membership services club and several new client programs.

      Costs and expenses incurred by the Company's Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists and general and administrative expenses. The financial statements of the Company's Membership Services segment also provide for inter-company charges from Catalog Retail intended to approximate the costs the segment would pay an external client for name acquisition. Since independent parties did not negotiate such commissions, the charges do not necessarily reflect what a third party might receive in an actual business transaction. Consequently, financial information prepared as if the segments were companies operating independently without such allocation could differ materially from that presented. Such inter-segment commissions totaled $5.1 million and $5.2 million for first quarter 1999 and 1998, respectively.

                           DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

      Segment expenses as a percentage of segment revenues in first quarter 1999 increased 16.5 percentage points over first quarter 1998 to 84.8%. To achieve its growth objective in the membership services business, the Company increased spending on commissions and success fees paid to clients and outbound telemarketing costs. The increase in expenses led to a 43.6% decrease in segment operating income for first quarter 1999 as compared to first quarter 1998.

      During first quarter 1999 the segment used $2.7 million of cash from operations compared to generating $5.5 million of cash from operations during first quarter 1998. The decline in cash generated from operations resulted primarily from the decrease in operating income and a decline in current liabilities partially offset by reduced receivable levels.

CATALOG RETAIL

      Catalog Retail net revenues were $84.3 million, a decrease of 25.8% from first quarter 1998. The decrease in revenues was due primarily to changes in promotional strategies that limit free shipping and handling and installment payment offerings, a decrease in the percentage of sales from the back-end customer segment, the Company's most profitable segment, and due to continued soft response rates. The decline in the percentage of sales from the back-end customer segment was due primarily to a revised circulation strategy implemented during 1998. This year under this strategy, the Company is aggressively increasing circulation to front-end prospect customers and is mailing less frequently to its PREFERRED BUYERS CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members but is sending larger catalogs with more product offerings. The number of catalogs mailed to front-end prospects increased 60.8% in the first quarter of 1999 to 29.9 million while the number of catalogs mailed to back-end customers decreased 39.3% to 11.6 million in the same period.

      Marketed sales generated by the Company's web site increased 62.4% from $1.2 million during first quarter 1998 to $2.0 million during first quarter 1999. Near the end of first quarter 1999, the Company added thousands of product offerings to its web site and a product quick search feature in an effort to begin aggressively expanding its electronic-commerce business.

      The Company's Catalog Retail segment provides certain discounts to PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members. Due to response rates that are typically two to three times higher than those experienced in Catalog Retail's other customer segments and the consequent increase in advertising leverage, such discounts are allocated entirely to the Catalog Retail segment. First quarter 1999 discounts totaled $3.2 million while first quarter 1998 discounts totaled $5.9 million. Segment compensation for commissions could vary significantly in an arm's length transaction and could differ materially from the information presented.

      Improving the economic model of the Catalog Retail segment to position it for future profitable growth in new customer segments and channels is another of the Company's key operating priorities for 1999. The Catalog Retail gross margin increased to $22.8 million in first quarter 1999 from $22.6 million in the 1998 period. The operating loss generated by the Catalog Retail segment decreased 9.5% for first quarter 1999 as compared to first quarter 1998, despite a 25.8% decrease in net revenues. Several initiatives contributed to the decline in the operating loss. The Company's efforts to recapture margins resulted in a 7.1 percentage point increase in gross margin to 27.0% in first quarter 1999 from 19.9% in first quarter 1998. The Company experienced improved margins in all product categories and additional margin benefit from the decline in computer sales, which carry the lowest gross margin percentage, as a percentage of the total product sales mix. Shipping and handling profits increased 127.6% due to changes in promotional strategies that limit free shipping and handling offerings and newly added order processing fees. The Company also implemented a new return policy late in 1998, which resulted in a return rate of 12.0% during first quarter 1999 as compared to 13.2% during first quarter 1998.

                           DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

      Operating expenses as a percentage of segment net revenues increased to 32.8% in first quarter 1999 from 24.6% in first quarter 1998. The increase was due primarily to a decline in the ratio of shipped to marketed sales ("ship-to-gross"), and a decrease in advertising leverage. Ship-to-gross decreased primarily due to higher credit denials resulting from a more conservative credit policy and the addition of a new catalog concept marketed to individuals seeking additional credit. Advertising leverage decreased as a result of lower response rates and a higher mix of front end sales. These expense increases were partially offset by a reduction in inbound teleservices costs as a result of new inbound call management strategies introduced during fourth quarter 1998. Additional cost savings were also realized from salaried staff reductions made during fourth quarter 1998 and the implementation of other cost control and process improvement measures.

      The Catalog Retail segment used $986,000 of cash and provided $7.0 million cash from operations during first quarter 1999 and 1998, respectively. The segment continued to generate cash through the reduction of longer-duration installment plan receivables during first quarter 1999 which was offset by an increase in deferred costs and a decrease in current liabilities. The Company's investment in the Catalog Retail segment has decreased significantly from the first quarter of 1998 as total assets have decreased from $160.0 million at March 28, 1998 to $95.3 million at April 3, 1999.

CORPORATE

      The Company realized a 66.1% reduction in interest expense during first quarter 1999 as compared to first quarter 1998. During 1998 the Company significantly reduced its offerings of longer duration installment plans. The Company's reduced investment in these receivable balances has resulted in a corresponding decrease in borrowings.

      The Company's effective tax rate was 34.0% for first quarter 1999 and 1998. As of April 3, 1999, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $2.4 million. Despite incurring net losses in recent quarters, the Company has not recorded a deferred tax valuation allowance since management believes that its operating strategies will allow the Company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      The Company's liquidity, as measured by its working capital net of cash and debt, was $10.4 million at April 3, 1999, as compared with $5.9 million at December 31, 1998. The Company's current ratio was .97 to 1.0 at April 3, 1999 as compared to 1.0 to 1.0 at December 31, 1998. The increase in the Company's net working capital from year-end is due primarily to reduced accounts payable and current liability balances. The decline in the current ratio resulted primarily from a decrease in receivables and increased borrowings from year-end.

      Net cash used for operations totaled $3.8 million for first quarter 1999 as compared with net cash provided by operations of $10.1 million for the same period in 1998. The Company generated $9.5 million in cash from receivables due to continued reductions in longer duration installment plan balances. This was offset by a decrease in current liabilities. During first quarter 1998 the Company generated $9.4 million of cash from operations as a result of inventory level reductions and $8.7 million as a result of its leveraging of accounts payable.

                           DAMARK INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL EXPENDITURES

      During first quarter 1999, the Company made capital expenditures of approximately $1.3 million, compared with $3.9 million during first quarter 1998. In April, 1999, the Company's Board of Directors authorized the Company to spend an additional $3.3 million in infrastructure improvements to aggressively expand the Company's electronic commerce activities. Management currently anticipates that it will spend an aggregate of approximately $7.0 to $9.0 million on capital expenditures during 1999.

FINANCING

      The Company has a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Available borrowings are determined based upon the Company's levels of eligible inventories, accounts receivable and real estate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined. At April 3, 1999, the Company had $13.7 million of borrowings and $5.6 million of letters of credit outstanding, was in compliance with its financial covenant under the agreement and has $21.7 million available for additional borrowings.

STOCK REPURCHASES

      During first quarter 1999 and 1998, the Company repurchased, in open market transactions, 230,000 and 237,500 shares of its Common Stock at aggregate costs of $1.7 million and $2.5 million, respectively. During third quarter 1998, the Board authorized a two million share open-market repurchase program and, at April 3, 1999, authorization to purchase approximately 560,600 shares remained under this program. During first quarter 1998, 213,550 shares of Common Stock were purchased at an aggregate cost of approximately $1.9 million under an option to purchase shares from a former officer of the Company.

      The Company anticipates that cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations and capital expenditures for the remainder of 1999.

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

                           DAMARK INTERNATIONAL, INC.

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

      The Company has incurred operating and capital expenses related to the evaluation and implementation of solutions to resolve the Year 2000 issue and expects certain expenditures to continue through 2000. In accordance with the Company's financial policies, software and hardware maintenance or modification costs are expensed as incurred. The costs of new hardware and software assets that primarily provide enhanced functionality beyond achieving compliance are capitalized and amortized over their respective useful lives. The Company anticipates total expenditures related to the issue of approximately $3.5 million, of which $2.3 million has been incurred to date. In addition to expenditures made to achieve Year 2000 compliance, $2.3 million of software was written off in 1998.

      The Company has begun, but not yet completed, the development of contingency plans for operational problems that may occur if the Company or certain third parties fail to achieve year 2000 compliance. Completion of such a plan is anticipated by July 1999. The Company believes its internal systems will be year 2000 compliant, however, internal resources will be allocated to address potential isolated incidences of non-compliance. The Company is dependent on third parties to provide telecommunications, credit processing, printing, funds transfer and utilities and is developing plans to minimize the adverse impact which would result if any of its key vendors fail to achieve year 2000 compliance.

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

SEASONALITY

      Similar to most retail businesses, the Company's Catalog Retail segment is subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues have been the largest during the fourth quarter and a significant portion of its earnings have been realized during that period. The Company's annual operating results may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak season, the Company hires additional flextime employees in its call centers and order processing and distribution areas, increases its merchandise inventories and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the fourth quarter, or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

INFLATION

      Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future.

PENDING SECURITIES AND EXCHANGE COMMISSION INTERPRETATION

      Currently, when any trial period has elapsed, membership revenues with respect to clubs for which the Company has an on-going obligation to provide benefits are deferred net of direct solicitation costs and are amortized into income over the membership period, generally 12 months, in accordance with what the Company believes to be generally accepted accounting principles. In August 1998, the Securities and Exchange Commission ("SEC") required another company in the membership services industry to defer the recognition of revenue from the sale of memberships until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing such expenses over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timing of issuance of such guidelines as well as the specific requirements of the final SEC interpretation is uncertain and, therefore, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to change its current accounting treatment for revenue and expense recognition, it could have a material non-cash impact on the Company's financial position and results of operations.

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

      In October 1998, The Internet Tax Freedom Act (the "Act") was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission on Electronic Commerce has been appointed to study and report back to Congress on whether, and if so, how, electronic commerce should be taxed. The company is monitoring the activities of the Commission, as well as any proposed changes in the sales and use tax laws and policies in general.

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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County Minnesota. The claim was filed on their behalf and on the behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. Compensatory and punitive damages are sought. The Company has investigated the merits of the plaintiffs' claim and is actively pursuing settlement discussions. As of May 10, 1999, management has assessed the likelihood that a loss has been incurred as probable and has estimated the contingent loss to range from $328,000 to $1.5 million. As of April 3, 1999, the Company has recorded a $328,000 reserve on its balance sheet for the settlement of this litigation.

               On July 31, 1998, the Minnesota Office of the Attorney General (the "OAG") commenced a civil investigation into certain selling and renewal practices of the Company's Membership Services business. In a letter dated April 29, 1999, the OAG informed the Company that it has completed its preliminary review and has concluded that certain of the Company's practices may violate Minnesota consumer protection laws. The letter also requests that Damark engage in pre-complaint settlement discussions. The Company continues to provide full cooperation to the OAG during its investigation and believes that its practices do not violate Minnesota consumer protection laws. Management believes that the resolution of this investigation will not have a material adverse effect on the financial condition or results of operations of the Company.

               On October 25, 1996, a current PREFERRED BUYERS' CLUB-Registered Trademark- member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company customers, each of which are members of the Company's PREFERRED BUYERS' CLUB-Registered Trademark-. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-Registered Trademark-members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has preliminarily denied a motion for an injunctive or damages class certification on a national basis and has preliminarily granted a certification for a damages class consisting of PREFERRED BUYERS' CLUB-Registered Trademark- members in New Jersey alone. It is likely that the case will be tried in 1999. The Company believes it has strong factual and legal defenses and is defending the action aggressively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS:

             Exhibit 27 - Financial Data Schedule

         b.  REPORTS ON FORM 8-K:

             The registrant did not file any reports on Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DAMARK INTERNATIONAL, INC.

Date:  May 14, 1999                      By: /s/ Stephen P. Letak
                                             --------------------
                                             Stephen P. Letak
                                             Executive Vice President -
                                             Chief Financial Officer