Form 10-Q
period 1999-07-03
DAMARK INTERNATIONAL INC
filed 1999-08-13
CIK 883324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________to_________

                         Commission File Number: 0-19902


                           DAMARK INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           MINNESOTA                                          41-1551116
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification Number)

     7101 WINNETKA AVENUE NORTH                              612-531-0066
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

ON AUGUST 12, 1999, THERE WERE 6,017,198 SHARES OF CLASS A COMMON STOCK AND NO SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                           DAMARK INTERNATIONAL, INC.

                                      INDEX

                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

          Item 1:  Financial Statements

                   Consolidated Statements of Operations (unaudited)
                   For the three and six months ended July 3, 1999
                   and June 27, 1998                                                  3

                   Consolidated Balance Sheets
                   As of July 3, 1999 (unaudited) and December 31, 1998               4

                   Consolidated Statements of Cash Flows (unaudited)
                   For the six months ended July 3, 1999
                   and June 27, 1998                                                  5

                   Condensed Notes to Consolidated Financial Statements               6

          Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     12


PART II.   OTHER INFORMATION

           Item 1:  Legal Proceedings                                                22

           Item 4:  Submission of Matters to a Vote of Security Holders              23

           Item 6:  Exhibits and Reports on Form 8-K                                 23

                    Signature                                                        24

                           DAMARK INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three months ended                  Six months ended
                                                    -------------------------------    -------------------------------
                                                       July 3,           June 27,         July 3,           June 27,
                                                        1999              1998             1999              1998
                                                    -------------     -------------    -------------     -------------
                                                              (Amounts in thousands except per share data)
NET REVENUES:
Product and other revenues.....................      $   77,692        $   97,360       $ 162,042        $  211,093
Membership and related revenues................          34,554            18,285          59,632            39,688
                                                    -------------     -------------    -------------     -------------
   Total net revenues..........................         112,246           115,645         221,674           250,781
                                                    -------------     -------------    -------------     -------------

COSTS AND EXPENSES:
Costs of products sold.........................          55,558            79,028         117,129           170,144
Operating and marketing expenses...............          43,721            29,512          79,295            58,871
General and administrative expenses............          15,219            13,149          28,574            26,649
                                                    -------------     -------------    -------------     -------------
   Total costs and expenses....................         114,498           121,689         224,998           255,664
                                                    -------------     -------------    -------------     -------------

   OPERATING LOSS..............................          (2,252)           (6,044)         (3,324)           (4,883)

Interest expense, net..........................             255               797             544             1,650
Other expenses, net............................             119               139             131               241
                                                    -------------     -------------    -------------     -------------
   LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY GAIN....................          (2,626)           (6,980)         (3,999)           (6,774)

Income tax benefit.............................             893             2,374           1,360             2,303
                                                    -------------     -------------    -------------     -------------

   NET LOSS BEFORE EXTRAORDINARY GAIN..........          (1,733)           (4,606)         (2,639)           (4,471)
Extraordinary gain on condemnation of
   land, net of taxes of $153..................             297                 -             297                --
                                                    -------------     -------------    -------------     -------------

   NET LOSS....................................      $   (1,436)       $   (4,606)      $  (2,342)       $   (4,471)
                                                    =============     =============    =============     =============

Loss per common share, basic and diluted:
   Loss before extraordinary gain..............      $    (0.29)       $    (0.62)      $   (0.44)       $    (0.58)
   Extraordinary gain..........................            0.05                --            0.05                --
                                                    -------------     -------------    -------------     -------------
   Net loss....................................      $    (0.24)       $    (0.62)      $   (0.39)       $    (0.58)
                                                    =============     =============    =============     =============
   Weighted average common shares
     outstanding...............................           5,993             7,485           5,990             7,672
                                                    =============     =============    =============     =============

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            DAMARK INTERNATIONAL, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                     ASSETS
                                                                                           July 3,            December 31,
                                                                                             1999                 1998
                                                                                       -----------------    -----------------
                                                                                           (Amounts in thousands except
                                                                                                  per share data)
Current Assets:
   Cash and cash equivalents....................................................           $      286           $       49
   Trade accounts receivable, net...............................................               42,754               47,795
   Merchandise inventories, net.................................................               24,785               40,055
   Deferred membership solicitation and catalog costs...........................               15,641               13,988
   Other current assets.........................................................                5,192                5,187
                                                                                       -----------------    -----------------
     Total current assets.......................................................               88,658              107,074

Property and equipment, net.....................................................               27,633               30,150
Deferred income taxes...........................................................                3,649                2,442
Officer note receivable.........................................................                1,500                   --
Other assets, net...............................................................                  607                  681
                                                                                       -----------------    -----------------
       Total assets.............................................................           $  122,047           $  140,347
                                                                                       =================    =================


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.............................................................           $   24,912           $   44,683
   Accrued liabilities..........................................................               40,714               34,012
   Deferred membership income, net..............................................               24,883               21,957
   Deferred income taxes........................................................                  493                  493
   Borrowings under revolving credit facility...................................                  285                5,140
                                                                                       -----------------    -----------------
     Total current liabilities..................................................               91,287              106,285

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Class A Common Stock, $.01 par, 20,000 shares authorized; 6,017 and 6,119 shares issued and outstanding at July 3, 1999 and
     December 31, 1998, respectively............................................                   60                   61
   Class B Common Stock, $.01 par, 2,000 shares authorized;
     none issued and outstanding................................................                   --                   --
   Paid-in capital..............................................................               59,525               60,485
   Accumulated deficit..........................................................              (28,825)             (26,484)
                                                                                       -----------------    -----------------
     Total shareholders' equity.................................................               30,760               34,062
                                                                                       -----------------    -----------------
       Total liabilities and shareholders' equity...............................           $  122,047           $  140,347
                                                                                       =================    =================

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                         8
                                            DAMARK INTERNATIONAL, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                      July 3,            June 27,
                                                                                       1999                1998
                                                                                -----------------  -----------------
                                                                                      (Amounts in thousands)
OPERATING ACTIVITIES:
   Net loss.................................................................         $ (2,342)           $(4,471)
   Adjustments to reconcile net loss to net cash provided by operations:
     Extraordinary gain on condemnation of land.............................             (297)                --
     Depreciation and amortization..........................................            4,151              5,225
     Deferred income taxes..................................................           (1,360)                --
     Loss on disposal of property and equipment.............................               80                 51
     Changes in working capital items -
       Trade accounts receivable, net.......................................            6,069             15,965
       Merchandise inventories, net.........................................           15,270             27,899
       Deferred membership solicitation and catalog costs and other
         current assets.....................................................           (1,658)            (4,068)
       Accounts payable and accrued liabilities.............................          (13,069)           (14,185)
       Deferred membership revenue, net.....................................            2,926             (3,635)
                                                                                -----------------  -----------------

   Net cash provided by operations..........................................            9,770             22,781
                                                                                -----------------  -----------------

INVESTING ACTIVITIES:
   Property and equipment additions, net....................................           (2,194)            (6,785)
   Issuance of officer note receivable......................................           (1,500)                --
   Other, net...............................................................              (23)               188
                                                                                -----------------  -----------------

   Net cash used for investing activities...................................           (3,717)            (6,597)
                                                                                -----------------  -----------------

FINANCING ACTIVITIES:
   Net payments under revolving credit facility.............................           (4,855)            (9,600)
   Repurchase and retirement of common stock ...............................           (1,741)            (7,576)
   Net proceeds from employee exercise of stock options and
     issuance of stock......................................................              780                561
                                                                                -----------------  -----------------

   Net cash used for financing activities...................................           (5,816)           (16,615)
                                                                                -----------------  -----------------

   Net increase (decrease) in cash and cash equivalents.....................              237               (431)

   Cash and cash equivalents, beginning of period...........................               49                474
                                                                                -----------------  -----------------

   Cash and cash equivalents, end of period.................................         $    286          $      43
                                                                                =================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the period..........................................         $    455           $  1,322
   Income taxes paid (refunded) during the period...........................         $   (781)          $    986

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

     Due to the seasonality of the Catalog Retail segment of the Company's business, net revenues and operating results for the six months ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first half of 1999 and 1998 included 184 and 178 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.


NOTE 2.   EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average shares of common stock outstanding plus potentially dilutive securities outstanding during the applicable periods. Potentially dilutive securities include stock options which have been granted to employees and directors of the Company.

     For the three and six months ended July 3, 1999 and June 27, 1998, there were no potentially dilutive securities. Options to purchase 1,867,167 and 1,806,001 shares of the Company's Class A Common Stock (the "Common Stock"), respectively, were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.


NOTE 3.   SHAREHOLDERS' EQUITY

     During the first half of 1999 and 1998, the Company repurchased approximately 230,000 and 327,500 shares, respectively, of its Common Stock in open market transactions at aggregate costs of approximately $1.7 million and $3.4 million, respectively. During third quarter 1998, the Board authorized a two million share open market repurchase program. At July 3, 1999, authorization to purchase approximately 564,000 shares remained under this program. During the first half of 1998, an additional 456,500 shares of Common Stock were purchased at an aggregate cost of approximately $4.2 million under an option to purchase shares from a former officer of the Company.

NOTE 4.   BUSINESS SEGMENTS

     The Company operates in two business segments: Membership Services and Catalog Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items, capital allocation and tax purposes. The disaggregated financial information presented below is consistent with the basis and manner in which management evaluates results to assist in making internal operating decisions.

     The Membership Services operating segment develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance. The Company's Catalog Retail segment offers brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness. The Company's membership programs and products are marketed through direct mail, telesales, and the internet both for the Company's account as well as for the accounts of corporate clients.

     The Catalog Retail segment provides certain discounts to members of the PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- membership programs managed by the Membership Services segment. Due to considerably higher sales productivity by the Company's club members, the Catalog Retail segment experiences significantly higher advertising leverage on catalogs sent to these customers. For this reason, discounts are allocated entirely to the Catalog Retail segment.

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

     Selected statement of operations and statement of cash flows data for the three and six months ended July 3, 1999 and June 27, 1998 by business segment are set forth below.

                                                             Catalog          Membership
                                                            Retail (1)         Services          Corporate         Consolidated
                                                        ----------------   ----------------   ----------------   ----------------
                                                                                    (Amounts in thousands)
THREE MONTHS ENDED JULY 3, 1999
 Net revenues.....................................         $   77,692         $   34,554         $       --         $  112,246
 Cost of products sold............................             55,558                 --                 --             55,558
 Other expenses (2), (3)..........................             30,229             27,401              1,310             58,940
                                                        ----------------   ----------------   ----------------   ----------------
   Operating (loss) income........................             (8,095)             7,153             (1,310)            (2,252)
 Interest and other expense, net..................                 --                 --                374                374
                                                        ----------------   ----------------   ----------------   ----------------
   (Loss) income before taxes and
      extraordinary gain..........................             (8,095)             7,153             (1,684)            (2,626)
 Income tax benefit...............................                 --                 --                893                893
                                                        ----------------   ----------------   ----------------   ----------------
   Net (loss) income before
      extraordinary gain..........................             (8,095)             7,153               (791)            (1,733)
 Extraordinary gain (4)...........................                450                 --               (153)               297
                                                        ----------------   ----------------   ----------------   ----------------
   Net (loss) income..............................             (7,645)             7,153               (944)            (1,436)
 Depreciation and amortization....................              1,482                530                 48              2,060
 Net changes in working capital and
   other..........................................              8,233              5,261               (548)            12,946
                                                        ----------------   ----------------   ----------------   ----------------
     Net cash provided by (used for)
        operations................................         $    2,070         $   12,944         $   (1,444)        $   13,570
                                                        ================   ================   ================   ================



THREE MONTHS ENDED JUNE 27, 1998
Net revenues...................................            $   97,360         $   18,285         $       --         $  115,645
Cost of products sold............................              79,028                 --                 --             79,028
Other expenses (2)...............................              28,991             12,952                718             42,661
                                                        ----------------   ----------------   ----------------   ----------------
  Operating (loss) income.......................              (10,659)             5,333               (718)            (6,044)
Interest and other expense, net......................              --                 --                936                936
                                                        ----------------   ----------------   ----------------   ----------------
  (Loss) income before taxes....................              (10,659)             5,333             (1,654)            (6,980)
Income tax benefit...................................              --                 --              2,374              2,374
                                                        ----------------   ----------------   ----------------   ----------------
  Net (loss) income.............................              (10,659)             5,333                720             (4,606)
Depreciation and amortization.....................              1,819                604                245              2,668
Net changes in working capital and
  other..........................................              17,266              1,667             (4,333)            14,600
                                                        ----------------   ----------------   ----------------   ----------------
     Net cash provided by (used for)
     operations................................            $    8,426         $    7,604         $   (3,368)        $   12,662
                                                        ================   ================   ================   ================

                                                            Catalog           Membership
                                                           Retail (1)          Services           Corporate        Consolidated
                                                        ----------------   ----------------   ----------------   ----------------
                                                                                    (Amounts in thousands)
SIX MONTHS ENDED JULY 3, 1999
Net revenues....................................             $162,042            $59,632            $    --           $221,674
Cost of products sold...........................              117,129                 --                 --            117,129
Other expenses (2), (3).........................               57,904             48,655              1,310            107,869
                                                        ----------------   ----------------   ----------------   ----------------
  Operating (loss) income.......................              (12,991)            10,977             (1,310)            (3,324)
Interest and other expense, net.................                   --                 --                675                675
                                                        ----------------   ----------------   ----------------   ----------------
  (Loss) income before taxes and
     extraordinary gain.........................              (12,991)            10,977             (1,985)            (3,999)
Income tax benefit..............................                   --                 --              1,360              1,360
                                                        ----------------   ----------------   ----------------   ----------------
  Net (loss) income before
     extraordinary gain.........................              (12,991)            10,977               (625)            (2,639)
Extraordinary gain (4)..........................                  450                 --               (153)               297
                                                        ----------------   ----------------   ----------------   ----------------
  Net (loss) income.............................              (12,541)            10,977               (778)            (2,342)
Depreciation and amortization...................                3,025              1,029                 97              4,151
Net changes in working capital and
  other.........................................               10,610             (1,714)              (935)             7,961
                                                        ----------------   ----------------   ----------------   ----------------
     Net cash provided by (used for)
     operations.................................            $   1,094            $10,292            $(1,616)         $   9,770
                                                        ================   ================   ================   ================


SIX MONTHS ENDED JUNE 27, 1998
Net revenues....................................             $211,093            $39,688                 --           $250,781
Cost of products sold...........................              170,144                 --                 --            170,144
Other expenses (2)..............................               57,021             27,575                924             85,520
                                                        ----------------   ----------------   ----------------   ----------------
  Operating (loss) income.......................              (16,072)            12,113               (924)            (4,883)
Interest and other expense, net.................                   --                 --              1,891              1,891
                                                        ----------------   ----------------   ----------------   ----------------
  (Loss) income before taxes....................              (16,072)            12,113             (2,815)            (6,774)
Income tax benefit..............................                   --                 --              2,303              2,303
                                                        ----------------   ----------------   ----------------   ----------------
  Net (loss) income.............................              (16,072)            12,113               (512)            (4,471)
Depreciation and amortization...................                3,558              1,184                483              5,225
Net changes in working capital and
  other.........................................               27,924               (229)            (5,668)            22,027
                                                        ----------------   ----------------   ----------------   ----------------
     Net cash provided by (used for)
     operations.................................            $  15,410            $13,068            $(5,697)         $  22,781
                                                        ================   ================   ================   ================

------------------------------

(1) Discounts provided to PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members are allocated entirely to Catalog Retail and totaled $3.1 million and $5.2 million in the three months ended and $6.3 million and $11.1 million during the six months ended
     July 3, 1999 and June 27, 1998, respectively.
(2) Includes inter-segment charge from Catalog Retail to Membership Services of $5,657 and $2,464 for the three months ended and $10,806 and $7,685 during the six months ended July 3, 1999 and June 27, 1998, respectively.
(3) Corporate expenses for the three and six months ended July 3, 1999 include a pre-tax charge of $1.3 million for the implementation of a new vacation and sick time policy. The corporate charge includes $300,000 which was previously recorded by the Catalog Retail and Membership Services segments and transferred to the Corporate segment during the second quarter of 1999. See Note 7.
(4)  Relates to a condemnation of land.  See Note 6.

Selected balance sheet data by business segment is as follows:

                                                                                   Membership
                                                                Catalog Retail      Services        Corporate     Consolidated
                                                              ---------------  ----------------  ---------------  --------------
                                                                                     (Amounts in thousands)
AT JULY 3, 1999
Cash and cash equivalents..........................              $       --     $        --       $      286      $      286
Non-cash current assets..............................                49,300          31,118            7,954          88,372
Net property, equipment and other assets.............                21,874           5,944            5,571          33,389
                                                              ---------------  ----------------  ---------------  -------------
  Total assets.....................................              $   71,174         $37,062       $   13,811      $  122,047
                                                              ===============  ================  ===============  =============

Non-interest bearing current liabilities...........              $   30,004         $59,461       $    1,537      $   91,002
Short-term borrowings................................                    --              --              285             285
Investment in segment/shareholders' equity...........                41,170         (22,399)          11,989          30,760
                                                              ---------------  ----------------  ---------------  -------------
  Total liabilities and equity.....................              $   71,174     $    37,062       $   13,811      $  122,047
                                                              ===============  ================  ===============  =============

AT DECEMBER 31, 1998
Cash and cash equivalents..........................              $       --     $        --       $       49      $       49
Non-cash current assets..............................                78,103          21,821            7,101         107,025
Net property, equipment and other assets.............                22,381           7,932            2,960          33,273
                                                              ---------------  ----------------  ---------------  -------------
  Total assets.......................................              $100,484     $    29,753       $   10,110      $  140,347
                                                              ===============  ================  ===============  =============

Non-interest bearing current liabilities...........              $   48,774     $    51,878       $      493      $  101,145
Short-term borrowings................................                    --              --            5,140           5,140
Investment in segment/shareholders' equity...........                51,710         (22,125)           4,477          34,062
                                                              ---------------  ----------------  ---------------  -------------
  Total liabilities and equity.....................              $  100,484     $    29,753       $   10,110      $  140,347
                                                              ===============  ================  ===============  =============


NOTE 5.  OFFICER NOTE RECEIVABLE

     On January 4, 1999 the Company made a loan to its chief executive officer for $1.5 million evidenced by a promissory note which bears interest on the unpaid principal balance at the prime rate plus 1%. Payment of principal and interest is due January 4, 2001.


NOTE 6.  EXTRAORDINARY GAIN

     The State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.

NOTE 7.  LEGAL MATTERS

     On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County, Minnesota. The claim was filed on their behalf and on behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. Compensatory and punitive damages are sought. The Company is currently in active settlement discussions. During the second quarter of 1999, the Company implemented a new vacation and sick time policy which it believes is responsive to the claims made in the lawsuit. As of July 3, 1999 the Company has accrued $1.3 million related to this new policy.

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

     On October 25, 1996, a current PREFERRED BUYERS' CLUB-Registered Trademark- member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which are members of the Company's PREFERRED BUYERS' CLUB-Registered Trademark-. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-Registered Trademark- members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of PREFERRED BUYERS' CLUB-Registered Trademark-members in New Jersey alone. It is likely that the case will be tried in 1999. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

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

                                           Three months ended                    Six months ended
                                        -------------------------             ------------------------
                                          July 3,      June 27,       %         July 3,     June 27,       %
                                           1999          1998       change       1999         1998       change
                                        ------------  -----------  ---------  -----------  -----------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Catalog Retail (1)...............    $  77,692     $  97,360     (20.2)%    $162,042     $211,093     (23.2)%
   Membership Services..............       34,554        18,285      89.0%       59,632       39,688      50.3%
                                        ------------  -----------             -----------  -----------
     Total..........................      112,246       115,645      (2.9)%     221,674       250,781    (11.6)%

Costs and expenses:
   Catalog Retail cost of products
      sold..........................       55,558        79,028     (29.7)%     117,129      170,144     (31.2)%
   Catalog Retail expenses (2)......       30,229        28,991       4.3%       57,904       57,021       1.6%
   Membership Services expenses (2).       27,401        12,952     111.6%       48,655       27,575      76.5%
   Corporate expenses...............        1,310           718      82.5%        1,310          924      41.8%
                                        ------------  -----------             -----------  -----------
     Total..........................      114,498       121,689      (5.9)%     224,998      255,664     (12.0)%
                                        ------------  -----------             -----------  -----------

Operating (loss) income:
   Catalog Retail...................       (8,095)      (10,659)     24.1%      (12,991)     (16,072)     19.2%
   Membership Services..............        7,153         5,333      34.1%       10,977       12,113      (9.2)%
   Corporate........................       (1,310)         (718)    (82.5)%      (1,310)        (924)    (41.8)%
                                        ------------  -----------             -----------  -----------
     Total..........................       (2,252)       (6,044)     62.7%       (3,324)      (4,883)     31.9%

Interest expense, net...............          255           797     (68.0)%         544        1,650     (67.0)%
Other expense, net..................          119           139     (14.4)%         131          241     (45.6)%
                                        ------------  -----------             -----------  -----------
   Loss before income taxes and
     extraordinary gain.............       (2,626)       (6,980)     62.4%       (3,999)      (6,774)     41.0%
Income tax benefit..................          893         2,374     (62.4)%       1,360        2,303     (41.0)%
                                        ------------  -----------             -----------  -----------
   Net loss before extraordinary gain      (1,733)       (4,606)     62.4%       (2,639)      (4,471)     41.0%
Extraordinary gain, net of taxes....          297            --        --           297           --        --
                                        ------------  -----------             -----------  -----------
   Net loss.........................    $  (1,436)    $  (4,606)     68.8%     $(2,342)       (4,471)     47.6%
                                        ============  ===========             ===========  ===========

STATEMENT OF CASH FLOWS DATA:
Net cash (used for) provided by
operations:
   Catalog Retail (2)...............    $   2,070     $   8,426     (75.4)%      1,094      $ 15,410     (92.9)%
   Membership Services (2)..........       12,944         7,604      70.2%      10,292        13,068     (21.2)%
   Corporate........................       (1,444)       (3,368)     57.1%      (1,616)       (5,697)     71.6%
                                        ------------  -----------             -----------  -----------
     Total..........................    $  13,570     $  12,662       7.2%     $ 9,770      $ 22,781     (57.1)%
                                        ============  ===========             ===========  ===========

---------------------------------

(1) Discounts provided to the PREFERRED BUYERS CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members are allocated entirely to Catalog Retail and totaled $3.1 million and $5.2 million for the three months ended and $6.3 million and $11.1 million for the six months ended
      July 3, 1999 and June 27, 1998, respectively.

(2) Includes inter-segment charge from Catalog Retail to Membership Services of $5,657 and $2,464 for the three months ended and $10,806 and $7,685 for the six months ended July 3, 1999 and June 27, 1998, respectively.

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   -----------------------              -------------------------
                                                    JULY 3,      JUNE 27,        %        JULY 3,       JUNE 27,        %
                                                      1999         1998       CHANGE        1999          1998       CHANGE
                                                   -----------  -----------  ----------  -----------   -----------  ----------
CATALOG RETAIL
CATALOGS MAILED (IN THOUSANDS)
   Front-end prospect......................          25,400       17,100       48.5%       55,300        35,700       54.9%
   Back-end customer.......................          12,900       14,500      (11.0)%      24,500        33,600      (27.1)%
                                                   -----------  -----------              -----------   -----------
     Total.................................          38,300       31,600       21.2%       79,800        69,300       15.2%
                                                   ===========  ===========              ===========   ===========

SALES PER CATALOG
   Front-end prospect......................          $ 1.55      $  1.98      (21.7)%     $  1.65       $  2.02      (18.3)%
   Back-end customer.......................            3.92         5.79     ( 32.3)%        4.31          5.13      (16.0)%
                                                   -----------  -----------              -----------   -----------
     Weighted average......................          $ 2.35      $  3.73      (37.0)%     $  2.46       $  3.53      (30.3)%

AVERAGE ORDER
   Front-end prospect......................          $  134      $   128        4.7%      $   133       $   132        0.8%
   Back-end customer.......................             179          193       (7.3)%         182           187       (2.7)%
                                                   -----------  -----------              -----------   -----------
     Weighted average......................          $  156      $   168       (7.1)%     $   155       $   168       (7.7)%

RESPONSE RATES
   Front-end prospect......................            1.16%        1.51%     (23.2)%        1.24%         1.53%     (19.0)%
   Back-end customer.......................            1.85%        2.88%     (35.8)%        2.06%         2.75%     (25.1)%
                                                   -----------  -----------              -----------   -----------
     Weighted average......................            1.39%        2.11%      34.1%         1.49%         2.12%     (29.7)%

SALES MIX BY CUSTOMER TYPE
   Front-end prospect......................            43.8%        28.8%      52.1%         46.4%         29.5%      57.3%
   Back-end customer.......................            56.2%        71.2%     (21.1)%        53.6%         70.5%     (24.0)%
                                                   -----------  -----------              -----------   -----------
     Total company.........................           100.0%       100.0%                   100.0%        100.0%
                                                   ===========  ===========              ===========   ===========

SALES MIX BY PRODUCT CATEGORIES
   Computers and related...................           16.6%        28.0%      (40.7)%        17.5%         29.7%     (41.4)%
   Consumer electronics....................           18.2%        17.6%        3.4%         18.6%         17.6%       5.7%
   Home office.............................           13.8%        14.5%       (4.8)%        14.5%         15.1%      (4.0)%
                                                   -----------  -----------              -----------   -----------  ----------
     Subtotal, hard lines..................           48.6%        60.1%      (19.1)%        50.6%         62.4%     (18.9)%
                                                   -----------  -----------              -----------   -----------  ----------
   Home improvements.......................           21.6%        18.7%       15.5%         20.0%         16.7%      19.8%
   Home decor..............................           21.2%        15.2%       39.5%         21.0%         15.3%      37.3%
   Sporting goods/fitness..................            8.6%         6.0%       43.3%          8.4%          5.6%      50.0%
                                                   -----------  -----------              -----------   -----------  ----------
     Subtotal, soft lines..................           51.4%        39.9%       28.8%         49.4%         37.6%      31.4%
                                                   -----------  -----------              -----------   -----------  ----------
       Total...............................          100.0%       100.0%                    100.0%        100.0%     100.0%
                                                   ===========  ===========              ===========   ===========  ==========

GROSS PRODUCT MARGINS BY PRODUCT
CATEGORIES (1)
   Computers and related...................           13.6%        11.8%       15.3%         14.4%         11.6%      24.1%
   Consumer electronics....................           28.6%        24.7%       15.8%         28.2%         25.2%      11.9%
   Home office.............................           33.4%        28.1%       18.9%         32.8%         28.5%      15.1%
                                                   -----------  -----------              -----------   -----------  ----------
     Weighted average, hard lines..........           24.8%        19.5%       27.2%         24.8%         19.5%      27.2%
                                                   -----------  -----------              -----------   -----------  ----------
   Home improvements.......................           39.1%        36.1%        8.3%         38.5%         36.4%       5.8%
   Home decor..............................           43.3%        38.3%       13.1%         43.0%         37.5%      14.7%
   Sporting goods/fitness..................           45.3%        37.4%       21.1%         44.9%         36.4%      23.4%
                                                   -----------  -----------              -----------   -----------  ----------
     Weighted average, soft lines..........           41.9%        37.1%       12.9%         41.5%         36.8%      12.8%
       Weighted average, total company.....           33.6%        26.6%       26.3%         33.0%         26.0%      26.9%

----------------------------

 (1) Product margins are computed on a post-discount basis and exclude shipping and handling revenues and related freight out costs, other miscellaneous revenues, product returns and indirect costs of goods sold.

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ------------------------              -------------------------
                                                 JULY 3,      JUNE 27,        %        JULY 3,       JUNE 27,        %
                                                   1999         1998       CHANGE        1999          1998       CHANGE
                                                -----------  -----------  ----------  -----------   -----------  ----------
MEMBERSHIP SERVICES
MEMBERSHIP COUNTS (IN THOUSANDS)
   Net membership, beginning of period.....        1,771        1,442       22.8%        1,731         1,358       27.5%
     New membership acquisitions:
       Direct-to-consumer..................          289          283        2.1%          618           533       16.0%
       Client services and other
         channels..........................          411          150      174.0%          663           217      205.5%
     Membership renewals...................          309          271       14.0%          574           499       15.0%
     Cancellations, returns and
       expirations.........................         (886)        (703)      26.0%       (1,692)       (1,164)      45.4%
                                                -----------  -----------              -----------   -----------
   Net membership, end of period...........        1,894        1,443       31.3%        1,894         1,443       31.3%
                                                ===========  ===========              ===========   ===========

WEIGHTED AVERAGE MEMBERSHIP FEE............      $ 67.04       $59.16       13.3%      $ 65.25       $ 57.62       13.2%

BUSINESS MIX BY MEMBER TYPE
   New.....................................         69.4%        61.5%      12.9%         69.1%         60.0%      15.2%
   Renewals................................         30.6%        38.5%     (20.5)%        30.9%         40.0%     (22.8%)
                                                -----------  -----------              -----------   -----------
     Total.................................        100.0%       100.0%                   100.0%        100.0%
                                                ===========  ===========              ===========   ===========

MEMBERSHIP SERVICES

     The Company continues to focus on expanding its position in the Membership Services industry by increasing revenues, programs and relationships with large customer list owners ("clients"). During second quarter, the Company introduced a new club, increased membership club prices and modified its membership return policies. These changes coupled with continued aggressive outbound telemarketing in both the direct-to-consumer and client services channels resulted in Membership Services net revenue of $34.5 million in the second quarter of 1999, an 89.0% increase over net revenues of $18.3 million in the second quarter of 1998. Net revenues for the first half of 1999 were $59.6 million, a 50.3% increase over first half 1998 net revenues of $39.7 million. New member acquisitions increased 61.7% and 70.8% for the second quarter and first half of 1999, respectively, over the comparable periods in 1998. Acquisition of members through the client services channel continued to increase through the second quarter of 1999. New member acquisitions obtained through this channel during the second quarter and first half of 1999 were 58.7% and 51.8%, respectively, of total Membership Services new member acquisitions, as compared to 34.6% and 28.9% of total Membership Services new member acquisitions for the second quarter and first half of 1998, respectively.

     Costs and expenses incurred by the Company's Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists and general and administrative expenses. The financial statements of the Company's Membership Services segment also provide for inter-company charges from Catalog Retail intended to approximate the costs the segment would pay an external client for name acquisition. Since independent parties did not negotiate such commissions, the charges do not necessarily reflect what a third party might receive in an arms-length business transaction. Consequently, financial information prepared as if the segments were companies operating independently without such allocation could differ materially from that presented. Such inter-segment commissions totaled $5.7 million and $2.5 million for second quarter 1999 and 1998, respectively, and $10.8 million and $7.7 million for the first half of 1999 and 1998, respectively.

     Segment expenses as a percentage of segment revenues in second quarter 1999 were 79.3% as compared to 70.8% in second quarter 1998. Segment expenses as a percentage of segment revenues for the first half of 1999 were 81.6% as compared to 69.5% in the first half of 1998. To achieve its growth objective in the client services channel, the Company has increased aggregate spending on commissions and success fees paid to clients and on outbound telemarketing costs. Despite the increased level of spending during the quarter, second quarter 1999 operating income for the segment increased by $1.8 million or 34.2% from second quarter 1998 as the segment benefited from higher weighted average membership fees and the imposition of membership processing fees. Operating income for the first half of 1999 was $1.1 million or 9.4% lower than operating income for the first half of 1998 due to the increased investment in the client services channel.

     During second quarter 1999, the segment generated $12.9 million of cash from operations compared to $7.6 million during second quarter 1998, an increase of 70.2%. The increase in cash generated from operations was primarily due to an increase in operating income and an increase in accrued liabilities partially off-set by increased receivable levels. During the first half of 1999 the segment generated $10.3 million of cash from operations compared to $13.1 million of cash from operations during the first half of 1998, a decrease of 21.4%, due primarily to a decrease in operating income.


CATALOG RETAIL

     Catalog Retail net revenues were $77.7 million and $162.0 million for the second quarter and first half of 1999, respectively, a decrease of 20.2% and 23.2%, respectively, from the comparable periods in 1998. The decrease in segment revenues was due primarily to changes in promotional strategies that limit free shipping and handling and installment payment offerings and decreased sales from the back-end customer segment. The decline in the percentage of sales from the back-end customer segment was due primarily to a revised circulation strategy implemented beginning in 1998. Under this strategy, the Company is aggressively increasing circulation to front-end prospects, and is mailing less frequent but larger catalogs with more product offerings to its back-end customers. At the end of the second quarter, the Company introduced a new catalog title to its back-end customer in an effort to improve response rates. The Company continues to develop additional strategies to increase the productivity of this customer segment.

     Near the end of first quarter 1999, the Company added thousands of product offerings to its web site and a product quick search feature in an effort to begin aggressively expanding its electronic-commerce business. During second quarter 1999 the Company continued to realize significant growth in sales generated by electronic commerce. Orders received, or marketed sales, generated by the Company's web site increased 370% to $4.7 million for second quarter 1999 and increased 200% to $6.6 million for the first half of 1999.

     The Catalog Retail segment provides certain discounts to members of the PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- membership programs managed by the Membership Services segment. Due to considerably higher sales productivity by the Company's club members, the Catalog Retail segment experiences significantly higher advertising leverage on catalogs sent to these customers. For this reason, discounts are allocated entirely to the Catalog Retail segment. Such discounts totaled $3.1 million and $5.2 million for second quarter 1999 and 1998, respectively, while discounts for the first half of 1999 and 1998 totaled $6.3 million and $11.1 million, respectively.

     During second quarter 1999 the Company continued to recognize improvement from its efforts to improve the economic model of the Catalog Retail segment. The operating loss generated by the Catalog Retail segment decreased 24.1% for second quarter 1999 and 19.2% for the first half of 1999 as compared to the comparable periods in 1998. This decrease was achieved despite a 20.2% and 23.2% decrease in net revenues for the second quarter and first half of 1999, respectively, as compared to the prior year comparable periods. Several initiatives contributed to the decline in the operating loss. The Company's efforts to recapture margins resulted in a gross margin of 28.5% in second quarter 1999 as compared to 18.8% in second quarter 1998. On a year-to-date basis, Catalog Retail gross margin was 27.7% for 1999 as compared to 19.4% for 1998. The Company experienced improved margins in all product categories and additional margin benefit from the shift in percentage of sales from the Company's hard line categories to its soft line categories. Soft line products typically have lower price points but have higher percentage profit margins than hard line products. Gross margins have also continued to improve due to the significant decline in computer sales, which carry the lowest gross margin percentage, as a percentage of total product sales. Shipping and handling profits increased 125.1% and 114.4% for second quarter and the first half of 1999, respectively, as compared to prior year comparable periods due to changes in promotional strategies that limit free shipping and handling offerings and newly added order processing fees. The Company also implemented a new return policy late in 1998, which resulted in a return rate of 11.6% during second quarter 1999 as compared to 12.1% during second quarter 1998. The return rate for the first half of 1999 was 11.8% as compared to 12.7% for the first half of 1998.

     Operating expenses as a percentage of segment net revenues increased to 38.9% in second quarter 1999 from 29.8% in second quarter 1998. For the six month period ended July 3, 1999, operating expenses were 35.7% of net revenues as compared to 27.0% for the comparable period in the prior year. The increase was due primarily to a decrease in advertising leverage caused by lower response rates, a higher mix of front-end sales and a shift in sales from hard lines with higher price points and lower margins to soft lines with lower price points and higher margins. Also contributing to the increase on a year-to-date basis was a decline in the ratio of shipped to marketed sales ("ship-to-gross") experienced during the first quarter of 1999. Considerable improvement in shipped to gross rates was made during the second quarter through the reduction of back order levels. Advertising expense increases were partially offset by a reduction in inbound teleservices costs as a result of new inbound call management strategies introduced during fourth quarter 1998. Additional cost savings were also realized from salaried staff reductions made during fourth quarter 1998 and the implementation of other cost control and process improvement measures. Segment expenses also benefited during the second quarter of 1999 from an $850,000 non-cash reduction in miscellaneous accounts payable reserves.

     The Catalog Retail segment generated $2.1 million and $8.4 million of cash from operations during second quarter 1999 and 1998, respectively, a decrease of 75.4%. On a year-to-date basis, the segment generated $1.1 million and $15.4 million of cash from operations for 1999 and 1998, respectively, a decrease of 92.9%. During 1998 the segment began to generate cash through the reduction of longer-duration installment plan receivables and inventory levels and has continued to focus on reducing these levels during 1999. The Company's investment in the Catalog Retail segment has decreased significantly from the second quarter of 1998 as total assets have decreased 42.4% from $123.6 million at June 27, 1998 to $71.2 million at July 3, 1999.

CORPORATE

     Corporate expenses for the three and six months ended July 3, 1999 include a pre-tax charge of $1.3 million for the implementation of a new vacation and sick time policy. The charge includes $300,000 which was previously recorded by the Catalog Retail and Membership Services segments and transferred to the Corporate segment during second quarter 1999.

     The Company realized a 68.0% and 67.0% reduction in interest expense for the three and six months ended July 3, 1999, respectively, as compared to the comparable periods during 1998. During 1998 and 1999, the Company significantly reduced its offerings of longer duration installment plans. The Company's reduced investment in these receivable balances along with reduced inventory levels and cash generated by the Membership Services segment has resulted in a decrease in borrowings from $34.8 million at June 27, 1998 to $285,000 at July 3, 1999.

     The Company's effective tax rate was 34.0% for second quarter 1999 and 1998 as well as for the six month periods then ended. As of July 3, 1999, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $3.2 million. Despite incurring net losses in recent quarters, the Company has not recorded a deferred tax valuation allowance since management believes that its operating and tax planning strategies will allow the Company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating and tax planning strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

EXTRAORDINARY GAIN

     The State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     The Company's liquidity, as measured by its working capital net of cash and debt, was $(2.6) million at July 3, 1999, as compared with $5.9 million at December 31, 1998. The Company's current ratio was 1.0 to 1.0 at both July 3, 1999 and December 31, 1998.

     Net cash provided by operations totaled $9.8 million for the first half of 1999 as compared with net cash provided by operations of $22.8 million for the same period in 1998. During the first half of 1999, the Company generated $6.0 million in cash from receivables due to continued reductions in longer duration installment plan balances and $15.3 million from inventory level reductions, partially offset by a decrease in current liabilities. During the first half of 1998, the Company generated $27.9 million of cash from operations as a result of inventory level reductions and $16.0 million as a result of receivable reductions, partially off-set by decreases in current liabilities.

CAPITAL EXPENDITURES

     During the first half of 1999, the Company made capital expenditures of approximately $2.2 million, compared with $6.8 million during the first half of 1998. Management currently anticipates that it will spend an aggregate of approximately $4.0 to $6.0 million on capital expenditures during 1999.

FINANCING

     The Company has a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Available borrowings are determined based upon the Company's levels of eligible inventories, accounts receivable and real estate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined. At July 3, 1999, the Company had $285,000 of borrowings and $3.2 million of letters of credit outstanding, was in compliance with its financial covenant and had $25.0 million available for additional borrowings under the agreement.

STOCK REPURCHASES

     During the first half of 1999 and 1998, the Company repurchased, in open market transactions, 230,000 and 327,500 shares of its Common Stock at aggregate costs of $1.7 million and $3.4 million, respectively. During third quarter 1998, the Board authorized a two million share open-market repurchase program and, at July 3, 1999, authorization to purchase approximately 564,000 shares remained under this program. During the first half of 1998, an additional 456,500 shares of Common Stock were purchased at an aggregate cost of approximately $4.2 million under an option to purchase shares from a former officer of the Company.

     The Company anticipates that cash generated from operations and available borrowing capacity under its current credit facility will be sufficient to fund the Company's operations and capital expenditures for the remainder of 1999.


YEAR 2000 COMPLIANCE

     The Company utilizes both information technology ("IT") and non-IT systems that will likely be affected by the date change in the Year 2000. The Company has performed an extensive review of its systems, including assessing the effect of, and developing plans directed at, achieving compliance. In addition, the Company has and will be investing resources dedicated to achieving compliance. The Company's primary objective with respect to such compliance is to mitigate the risk of a significant business interruption. Progress toward achieving compliance is reported on a regular basis to management and the Board.

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

     The Company has also identified and corresponded with key vendors and other third parties whose inability to achieve compliance in a timely fashion would negatively affect or disrupt operations. The Company believes that failure by third parties to achieve compliance presents the largest risk of a significant business interruption. Key services provided to the Company by external parties, include, but are not limited to, telecommunications, credit processing, printing, funds transfer and utilities. In addition, while the Company values its relationships with its key vendors, it is identifying secondary vendors in the event that certain of its business partners are delayed in achieving compliance.

     The Company has developed contingency plans for operational problems that may occur if the Company or certain third parties fail to achieve year 2000 compliance. The Company believes its internal systems will be year 2000 compliant, however, internal resources will be allocated to address potential isolated incidences of non-compliance.

     The Company has incurred operating and capital expenses related to the evaluation and implementation of solutions to resolve the Year 2000 issue and expects certain expenditures to continue through 2000. In accordance with the Company's financial policies, software and hardware maintenance or modification costs are expensed as incurred. The costs of new hardware and software assets that primarily provide enhanced functionality beyond achieving compliance are capitalized and amortized over their respective useful lives. The Company anticipates total expenditures related to the issue of approximately $3.5 million, of which $2.5 million has been incurred to date. In addition to expenditures made to achieve Year 2000 compliance, $2.3 million of software was written off in 1998.

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


PENDING SECURITIES AND EXCHANGE COMMISSION INTERPRETATION

     Currently, when any trial period has elapsed, membership revenues with respect to clubs for which the Company has an on-going obligation to provide benefits are deferred net of direct solicitation costs and are amortized into income over the membership period, generally 12 months, in accordance with what the Company believes to be generally accepted accounting principles. In August 1998, the Securities and Exchange Commission ("SEC") required another company in the membership services industry to defer the recognition of revenue from the sale of memberships until the expiration of the period during which a full refund is offered and to record the expenses of soliciting memberships as incurred rather than deferring and recognizing such expenses over the membership period. In September 1998, the SEC issued a press release stating that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly traded companies. The timing of issuance of such guidelines as well as the specific requirements of the final SEC interpretation are uncertain and, therefore, the impact such guidance will have on the Company's current accounting practices cannot be quantified. However, if the Company is required to change its current accounting treatment for revenue and expense recognition, it could have a material non-cash impact on the Company's financial position and results of operations.

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


FORWARD-LOOKING INFORMATION

     Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. In addition to statements that are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "priority," "will" and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from expectations, including those identified below:

- The economic outlook and its effects on credit availability, interest rates, consumer spending patterns and response rates;
-    Adverse changes in product mix and margins;
-    Adverse changes in relationships with vendors;
- Competitive pressures on sales and pricing; o Lower than expected membership renewal rates;
-    Higher than expected membership cancellation and return rates;
-    Inability to profitably expand in the membership services market;
-    Excessive new member acquisition costs;
-    Inability to retain existing clients and attract new clients;
-    Inability to develop new membership programs;
- Increases in costs which cannot be recovered through product and service price increases;
- Failure by the Company or key third parties to achieve Year 2000 compliance;
-    Externally mandated changes in accounting guidelines;
-    Legislative changes which limit the sharing of customer list information;
-    Availability of financing on acceptable terms; and
- Imposition of state sales tax or a national sales tax on catalog or electronic commerce sales, including membership sales.

     Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements made herein, all of which speak only as of the date on which they are made and as to which the Company has no obligation to update publicly.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS


                On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County Minnesota. The claim was filed on their behalf and on the behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. Compensatory and punitive damages are sought. The Company is currently in active settlement discussions. During the second quarter the Company implemented a new vacation and sick time policy which it believes is responsive to the claims made in the lawsuit. As of July 3, 1999, the Company has accrued $1.3 million related to this new policy.

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

                On October 25, 1996, a current PREFERRED BUYERS' CLUB-Registered Trademark- member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which are members of the Company's PREFERRED BUYERS' CLUB-Registered Trademark-. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-Registered Trademark- members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has preliminarily denied a motion for an injunctive or damages class certification on a national basis and has preliminarily granted a certification for a damages class consisting of PREFERRED BUYERS' CLUB-Registered Trademark-members in New Jersey alone. It is likely that the case will be tried in 1999. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           a. The company held its annual meeting of shareholders on April 21, 1999. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

           b.     (1) To elect the following individuals to serve as members of the Company's Board of Directors until the Annual Meeting of Shareholders in the year 2002:

                                                                       Votes For        Votes Withheld
                                                                       ---------        --------------
                      Thomas A. Cusick                                 5,441,030             28,123
                      Joel N. Waller                                   5,438,930             30,223

                                                                  Votes          Votes            Votes
                                                                   For           Against        Withheld
                                                               -------------     ----------    ------------
           c.     (2) To ratify the appointment of                5,454,139         6,951          8,062
                      Arthur Andersen LLP as
                      independent public accountants
                      of the Company for 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.     EXHIBITS:

                  Exhibit 27 - Financial Data Schedule

           b.     REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the quarter ended July 3, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAMARK INTERNATIONAL, INC.





Date:  August 13, 1999                  By:   ____________________
                                              Stephen P. Letak
                                              Executive Vice President -
                                              Chief Financial Officer