Form 10-Q
period 1999-10-02
DAMARK INTERNATIONAL INC
filed 1999-11-15
CIK 883324

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-19902

DAMARK INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter

Minnesota	41-1551116
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)
7101 Winnetka Avenue North	612-531-0066
Minneapolis, Minnesota 55428	(Registrant's telephone number
(Address of principal executive offices)	including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On November 5, 1999, there were 5,507,907 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

DAMARK INTERNATIONAL, INC.

INDEX

			Page

Part I.	FINANCIAL INFORMATION
	Item 1:	Financial Statements
		Consolidated Statements of Operations (unaudited) For the three and nine months ended October 2, 1999 and September 26, 1998	3
		Consolidated Balance Sheets As of October 2, 1999 (unaudited) and December 31, 1998	4
		Consolidated Statements of Cash Flows (unaudited) For the nine months ended October 2, 1999 and September 26, 1998	5
		Condensed Notes to Consolidated Financial Statements	6
	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II.	OTHER INFORMATION
	Item 1:	Legal Proceedings	22
	Item 6:	Exhibits and Reports on Form 8-K	22
		Signature	23

DAMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	October 2, 1999	Sept. 26, 1998	October 2, 1999	Sept. 26, 1998
	(Amounts in thousands except per share data)

Net revenues:
Retail product and other revenues	$56,590	$73,290	$218,632	$284,383
Membership and related revenues	35,996	20,669	95,628	60,357

Total net revenues	92,586	93,959	314,260	344,740

Costs and expenses:
Costs of products sold	40,001	57,798	157,131	227,942
Operating and marketing expenses	41,403	28,965	120,697	87,836
General and administrative expenses	14,991	14,926	43,565	41,575

Total costs and expenses	96,395	101,689	321,393	357,353

Operating loss	(3,809)	(7,730)	(7,133)	(12,613)
Interest income (expense), net	205	(636)	(339)	(2,286)
Other expenses, net	(22)	(169)	(153)	(410)

Loss before income taxes and extraordinary gain	(3,626)	(8,535)	(7,625)	(15,309)
Income tax benefit	1,233	2,902	2,593	5,205

Net loss before extraordinary gain	(2,393)	(5,633)	(5,032)	(10,104)
Extraordinary gain on condemnation of land, net of taxes of $153	—	—	297	—

Net loss	$(2,393)	$(5,633)	$(4,735)	$(10,104)

Loss per common share, basic and diluted:
Loss before extraordinary gain	$(0.40)	$(0.77)	$(0.84)	$(1.34)
Extraordinary gain	—	—	0.05	—

Net loss	$(0.40)	$(0.77)	$(0.79)	$(1.34)

Weighted average common shares outstanding	5,985	7,311	5,988	7,551

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 1999	December 31, 1998
	(Amounts in thousands except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,385	$49
Trade accounts receivable, net	30,467	47,795
Merchandise inventories, net	23,699	40,055
Deferred membership solicitation and catalog costs	18,579	13,988
Other current assets	2,136	5,187

Total current assets	83,266	107,074
Property and equipment, net	26,726	30,150
Deferred income taxes	4,884	2,442
Officer note receivable	1,500	—
Other assets, net	666	681

Total assets	$117,042	$140,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,564	$44,683
Accrued liabilities	39,996	34,012
Deferred membership income, net	22,615	21,957
Deferred income taxes	493	493
Borrowings under revolving credit facility	—	5,140

Total current liabilities	91,668	106,285
Commitments and contingencies (Note 7)
Shareholders' equity:
Class A Common Stock, $.01 par, 20,000 shares authorized; 5,735 and 6,119 shares issued and outstanding at October 2, 1999 and December 31, 1998, respectively	57	61
Class B Common Stock, $.01 par, 2,000 shares authorized; none issued and outstanding	—	—
Paid-in capital	56,536	60,485
Accumulated deficit	(31,219)	(26,484)

Total shareholders' equity	25,374	34,062

Total liabilities and shareholders' equity	$117,042	$140,347

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 1999	Sept. 26, 1998
	(Amounts in thousands)

Operating activities:
Net loss	$(4,735)	$(10,104)
Adjustments to reconcile net loss to net cash provided by operations operations:
Extraordinary gain on condemnation of land	(297)	—
Depreciation and amortization	5,792	8,022
Deferred income taxes	(2,595)	—
Loss on disposal of property and equipment	89	276
Changes in working capital items:
Trade accounts receivable, net	17,069	36,366
Merchandise inventories, net	16,356	32,694
Deferred membership solicitation and catalog costs and other current assets	(1,540)	(3,410)
Accounts payable and accrued liabilities	(10,138)	(20,615)
Deferred membership income, net	658	(4,017)

Net cash provided by operations	20,659	39,212

Investing activities:
Property and equipment additions	(2,631)	(7,027)
Proceeds from land condemnation	1,027	—
Issuance of officer note receivable	(1,500)	—
Other, net	(126)	(354)

Net cash used for investing activities	(3,230)	(7,381)

Financing activities:
Net payments under revolving credit facility	(5,140)	(25,147)
Repurchase and retirement of common stock	(4,805)	(7,707)
Net proceeds from employee exercise of stock options and issuance of stock	852	587

Net cash used for financing activities	(9,093)	(32,267)

Net increase (decrease) in cash and cash equivalents	8,336	(436)
Cash and cash equivalents, beginning of period	49	474

Cash and cash equivalents, end of period	$8,385	$38

Supplemental cash flow information:
Interest paid during the period	$396	$2,049
Income taxes paid (refunded) during the period	$(4,368)	$986

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

    Due to the seasonality of the Catalog Retail segment of the Company's business, net revenues and operating results for the nine months ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first nine months of 1999 and 1998 included 275 and 269 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

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

    For the three and nine months ended October 2, 1999 and September 26, 1998, there were no potentially dilutive securities. Options to purchase approximately 1,802,000 and 1,859,000 shares of the Company's Class A Common Stock (the "Common Stock"), respectively, were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Note 3. Shareholders' Equity

    During the first nine months of 1999 and 1998, the Company repurchased approximately 567,000 and 804,000 shares, respectively, of its Common Stock in open market transactions at aggregate costs of approximately $4.8 million and $7.7 million, respectively. During third quarter 1998, the Board authorized a two million share open market repurchase program. At October 2, 1999, authorization to purchase approximately 227,000 shares remained under this program. The purchase of these shares was completed during October 1999. During the first nine months of 1998, an additional 456,500 shares of Common Stock were purchased at an aggregate cost of approximately $4.2 million under an option to purchase shares from a former officer of the Company.

    In October 1999, the Company's Board of Directors authorized the Company to purchase an additional one million shares of the Company's stock in open-market transactions.

Note 4. Business Segments

    The Company operates in two business segments: Membership and Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for taxes, capital allocation, and certain other unallocated items. The segment financial information presented below is consistent with the basis and manner in which management evaluates results to assist in making internal operating decisions.

    The Membership operating segment develops, markets and manages annual fee based programs that provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance. The Company's Retail segment offers brand name, merchandise in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness. The Company's programs and products are marketed through direct mail, telesales and the Internet both for its own account and for the accounts of its corporate clients.

    The Retail segment provides certain discounts to members of the Preferred Buyers' Club® and  Insiders® membership programs managed by the Membership segment. Due to considerably higher sales productivity by the Company's club members, the Retail segment experiences measurably higher advertising leverage on catalogs sent to these customers. For this reason, discounts are allocated entirely to the Retail segment.

    The Company's Retail segment also provides names of potential members to its Membership segment on an on-going basis. Consequently, inter-segment charges intended to approximate the success fees and commissions paid by the Membership segment to external clients for name acquisition are reflected to the benefit of the Retail segment. Since independent parties did not negotiate such commissions, the charges a third party might receive in an arms-length business transaction may be higher or lower than those reported.

    Selected statement of operations and statement of cash flows data for the three and nine months ended October 2, 1999 and September 26, 1998 by business segment are set forth below.

	Retail(1)	Membership	Corporate	Consolidated
	(Amounts in thousands)

Three Months Ended October 2, 1999
Net revenues	$56,590	$35,996	$—	$92,586
Cost of products sold	40,001	—	—	40,001
Other expenses (2)	25,882	30,512	—	56,394

Operating income (loss)	(9,293)	5,484	—	(3,809)
Interest and other (expense) income, net	(67)	(22)	272	183

Income (loss) before taxes	(9,360)	5,462	272	(3,626)
Income tax benefit	—	—	1,233	1,233

Net income (loss)	(9,360)	5,462	1,505	(2,393)
Depreciation and amortization	1,026	567	48	1,641
Net changes in working capital and other	7,179	1,860	2,602	11,641

Net cash provided by (used for) operations	$(1,155)	$7,889	$4,155	$10,889

Three Months Ended September 26, 1998
Net revenues	$73,290	$20,669	$—	$93,959
Cost of products sold	57,798	—	—	57,798
Other expenses (2)	24,271	19,413	207	43,891

Operating income (loss)	(8,779)	1,256	(207)	(7,730)
Interest and other expense, net	—	—	(805)	(805)

Income (loss) before taxes	(8,779)	1,256	(1,012)	(8,535)
Income tax benefit	—	—	2,902	2,902

Net income (loss)	(8,779)	1,256	1,890	(5,633)
Depreciation and amortization	1,815	601	381	2,797
Net changes in working capital and other	14,249	6,512	(1,496)	19,265

Net cash provided by (used for) operations	$7,285	$8,369	$775	$16,429

	Retail(1)	Membership	Corporate	Consolidated
	(Amounts in thousands)

Nine Months Ended October 2, 1999
Net revenues	$218,632	$95,628	$—	$314,260
Cost of products sold	157,131	—	—	157,131
Other expenses (2), (3)	83,785	79,167	1,310	164,262

Operating income (loss)	(22,284)	16,461	(1,310)	(7,133)
Interest and other expense, net	(67)	(22)	(403)	(492)

Income (loss) before taxes and extraordinary gain	(22,351)	16,439	(1,713)	(7,625)
Income tax benefit	—	—	2,593	2,593

Net income (loss) before extraordinary gain	(22,351)	16,439	880	(5,032)
Extraordinary gain (4)	450	—	153	297

Net income (loss)	(21,901)	16,439	727	(4,735)
Depreciation and amortization	4,051	1,596	145	5,792
Net changes in working capital and other	17,791	145	1,666	19,602

Net cash provided by (used for) operations	$(59)	$18,180	$2,538	$20,659

Nine Months Ended September 26, 1998
Net revenues	$284,383	$60,357	—	$344,740
Cost of products sold	227,942	—	—	227,942
Other expenses (2)	81,292	46,988	1,131	129,411

Operating income (loss)	(24,851)	13,369	(1,131)	(12,613)
Interest and other expense, net	—	—	(2,696)	(2,696)

Income (loss) before taxes	(24,851)	13,369	(3,827)	(15,309)
Income tax benefit	—	—	5,205	5,205

Net income (loss)	(24,851)	13,369	1,378	(10,104)
Depreciation and amortization	5,373	1,785	864	8,022
Net changes in working capital and other	42,173	6,283	(7,162)	41,294

Net cash provided by (used for) operations	$22,695	$21,437	$(4,920)	$39,212

(1)
Discounts provided to Preferred Buyers' Club® and Insiders® members are allocated entirely to Retail and totaled $2.5 million and $4.9 million in the three months ended and $8.8 million and $16.0 million during the nine months ended October 2, 1999 and September 26, 1998, respectively.

(2)
Includes inter-segment charge from Retail to Membership of $3,177 and $3,827 for the three months ended and $13,982 and $11,512 during the nine months ended October 2, 1999 and September 26, 1998, respectively.

(3)
Corporate expenses for the nine months ended October 2, 1999 include a pre-tax charge of $1.3 million for the implementation of a new vacation and sick time policy. See Note 7.

(4)
Relates to a condemnation of land. See Note 6.

    Selected balance sheet data by business segment is as follows:

	Retail	Membership	Corporate	Consolidated
	(Amounts in thousands)

At October 2, 1999
Cash and cash equivalents	$—	$—	$8,385	$8,385
Non-cash current assets	48,041	23,013	3,827	74,881
Net property, equipment and other assets	21,315	5,603	6,858	33,776

Total assets	$69,356	$28,616	$19,070	$117,042

Non-interest bearing current liabilities	$37,147	$53,193	$1,328	$91,668
Short-term borrowings	—	—	—	—
Investment in segment/shareholders' equity	32,209	(24,577)	17,742	25,374

Total liabilities and equity	$69,356	$28,616	$19,070	$117,042

At December 31, 1998
Cash and cash equivalents	$—	$—	$49	$49
Non-cash current assets	78,103	21,821	7,101	107,025
Net property, equipment and other assets	22,381	7,932	2,960	33,273

Total assets	$100,484	$29,753	$10,110	$140,347

Non-interest bearing current liabilities	$48,774	$51,878	$493	$101,145
Short-term borrowings	—	—	5,140	5,140
Investment in segment/shareholders' equity	51,710	(22,125)	4,477	34,062

Total liabilities and equity	$100,484	$29,753	$10,110	$140,347

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

Note 7. Legal Matters

    On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County, Minnesota. The claim was filed on their behalf and on behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. During the second quarter of 1999, the Company implemented a new vacation and sick time policy which it believes is responsive to the claims made in the lawsuit. During second quarter 1999 the Company accrued $1.3 million related to this new policy. A settlement in principle has been agreed to which is within the amount accrued by the Company.

    On July 31, 1998, the Minnesota Office of the Attorney General (the "OAG") commenced a civil investigation into certain selling and renewal practices of the Company's Membership business. In a letter dated April 29, 1999, the OAG informed the Company that it has completed its preliminary review and has concluded that certain of the Company's practices may violate Minnesota consumer protection laws. The letter also requests that Damark engage in pre-complaint settlement discussions. The Company continues to provide full cooperation to the OAG during its investigation and believes that its practices do not violate Minnesota consumer protection laws. Management believes that the resolution of this investigation will not have a material adverse effect on the financial condition or results of operations of the Company.

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which are members of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as  Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. It is likely that the case will be tried in early 2000. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

DAMARK INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

    The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. The Company operates in two business segments, Membership and Retail. These reportable operating segments offer different products and services and are managed separately based on fundamental differences in their operations. A Corporate segment is also used to account for taxes, capital allocation and certain other unallocated items.

	Three months ended			Nine months ended
	Oct. 2, 1999	Sept. 26, 1998	% change	Oct. 2, 1999	Sept. 26, 1998	% change

Statement of Operations Data:
Net revenues:
Retail (1)	$56,590	$73,290	(22.8)%	$218,632	$284,383	(23.1)%
Membership	35,996	20,669	74.2%	95,628	60,357	58.4%

Total	92,586	93,959	(1.5)%	314,260	344,740	(8.8)%
Costs and expenses:
Retail cost of products sold	40,001	57,798	(30.8)%	157,131	227,942	(31.1)%
Retail expenses (2)	25,882	24,271	6.6%	83,785	81,292	3.1%
Membership expenses (2)	30,512	19,413	57.2%	79,167	46,988	68.5%
Corporate expenses	—	207	(100.0)%	1,310	1,131	15.8%

Total	96,395	101,689	(5.2)%	321,393	357,353	(10.1)%

Operating income (loss):
Retail	(9,293)	(8,779)	(5.9)%	(22,284)	(24,851)	10.3%
Membership	5,484	1,256	336.6%	16,461	13,369	23.1%
Corporate	—	(207)	100.0%	(1,310)	(1,131)	(15.8)%

Total	(3,809)	(7,730)	50.7%	(7,133)	(12,613)	43.5%
Interest income (expense), net	205	(636)	(132.2)%	(339)	(2,286)	(85.2)%
Other expense, net	(22)	(169)	(87.0)%	(153)	(410)	(62.7)%

Loss before income taxes and
extraordinary gain	(3,626)	(8,535)	57.5%	(7,625)	(15,309)	50.2%
Income tax benefit	1,233	2,902	(57.5)%	2,593	5,205	(50.2)%

Net loss before extraordinary gain	(2,393)	(5,633)	57.5%	(5,032)	(10,104)	50.2%
Extraordinary gain, net of taxes	—	—	—	297	—	100.0%

Net loss	$(2,393)	$(5,633)	57.5%	$(4,735)	(10,104)	53.1%

Statement of Cash Flows Data:
Net cash (used for) provided by operations:
Retail (2)	$(1,155)	$7,285	(115.9)%	(59)	$22,695	(100.3)%
Membership(2)	7,889	8,369	5.7%	18,180	21,437	(15.2)%
Corporate	4,155	775	436.1%	2,538	(4,920)	151.6%

Total	$10,889	$16,429	(33.7)%	$20,659	$39,212	(47.3)%

(1)
Discounts provided to the Preferred Buyers Club® and Insiders®  members are allocated entirely to Retail and totaled $2.5 million and $4.9 million for the three months ended and $8.8 million and $16.0 million for the nine months ended October 2, 1999 and September 26, 1998, respectively.

(2)
Includes inter-segment charge from Retail to Membership of $3,177 and $3,827 for the three months ended $13,982 and $11,512 for the nine months ended October 2, 1999 and September 26, 1998, respectively.

	Three Months Ended			Nine Months Ended
	Oct. 2, 1999	Sept. 26, 1998	% change	Oct. 2, 1999	Sept. 26, 1998	% change

Retail
Catalogs mailed (in thousands)
Front-end prospect	18,300	11,700	56.4%	73,600	47,400	55.3%
Back-end customer	11,700	11,500	1.7%	36,200	45,100	(19.7)%
Total	30,000	23,200	29.3%	109,800	92,500	18.7%
Sales per Catalog
Front-end prospect	$1.74	$2.02	(13.9)%	$1.68	$2.02	(16.8)%
Back-end customer	3.25	6.07	(46.5)%	3.95	5.20	(24.0)%
Weighted average	$2.33	$4.03	(42.2)%	$2.43	$3.59	(32.3)%
Average order
Front-end prospect	$149	$133	12.0%	$137	$130	5.4%
Back-end customer	181	207	(12.6)%	181	191	(5.2)%
Weighted average	$165	$181	(8.8)%	$158	$171	(7.6)%
Response rates
Front-end prospect	1.16%	1.52%	(23.7)%	1.22%	1.55%	(21.3)%
Back-end customer	1.79%	2.71%	(34.0)%	2.18%	2.72%	(19.9)%
Weighted average	1.41%	2.11%	(33.2)%	1.54%	2.12%	(27.4)%
Sales mix by customer type
Front-end prospect	45.6%	25.3%	80.2%	46.4%	29.0%	60.0%
Back-end customer	54.4%	74.7%	(27.2)%	53.6%	71.0%	(24.5)%
Total company	100.0%	100.0%		100.0%	100.0%
Sales mix by product categories
Computers and related	17.8%	26.7%	(33.3)%	17.5%	28.9%	(39.5)%
Consumer electronics	19.4%	18.8%	3.2%	18.8%	17.9%	5.0%
Home office	11.9%	13.9%	(14.4)%	13.8%	14.8%	(6.8)%
Subtotal, hard lines	49.1%	59.4%	(17.3)%	50.1%	61.6%	(18.7)%
Home improvements	20.9%	18.6%	12.4%	20.2%	17.2%	17.4%
Home decor	21.5%	15.8%	36.1%	21.3%	15.5%	37.4%
Sporting goods/fitness	8.5%	6.2%	37.1%	8.4%	5.7%	47.4%
Subtotal, soft lines	50.9%	40.6%	25.4%	49.9%	38.4%	30.0%
Total	100.0%	100.0%		100.0%	100.0%
Gross product margins by product categories(1)
Computers and related	15.0%	14.1%	6.4%	14.6%	12.2%	19.7%
Consumer electronics	28.7%	24.2%	18.6%	28.3%	24.9%	13.7%
Home office	32.8%	27.6%	18.8%	32.8%	28.3%	15.9%
Weighted average, hard lines	24.7%	20.5%	20.5%	24.7%	19.8%	24.8%
Home improvements	39.9%	34.2%	16.7%	38.9%	35.8%	8.7%
Home decor	43.4%	38.0%	14.2%	43.1%	37.6%	14.6%
Sporting goods/fitness	45.2%	38.2%	18.3%	45.0%	36.9%	22.0%
Weighted average, soft lines	42.3%	36.3%	16.5%	41.7%	36.7%	13.6%
Weighted average, total company	33.7%	26.9%	25.3%	33.2%	26.3%	26.2%

(1)
Product margins are computed on a post-discount basis and exclude shipping and handling revenues and related freight out costs, other miscellaneous revenues, product returns and indirect costs of sold.

	Three Months Ended			Nine Months Ended
	Oct. 2, 1999	Sept. 26, 1998	% change	Oct. 2, 1999	Sept. 26, 1998	% change

Membership
Membership counts (in thousands)
Net membership, beginning of period	1,894	1,443	31.3%	1,731	1,358	27.5%
New membership acquisitions:
Direct-to-consumer	155	284	(45.4)%	773	817	(5.4)%
Client services and other channels	298	200	49.0%	961	417	130.5%
Membership renewals	313	212	47.6%	887	711	24.8%
Cancellations, returns and expirations	(803)	(619)	(29.7)%	(2,495)	(1,783)	(39.9)%

Net membership, end of period	1,857	1,520	22.2%	1,857	1,520	22.2%

Weighted average membership fee	$65.66	$60.97	7.7%	$65.39	$59.12	10.6%
Business mix by member type
New	59.1%	69.5%	(15.0)%	66.2%	64.2%	3.1%
Renewals	40.9%	30.5%	34.1%	33.8%	35.8%	(5.6%)

Total	100.0%	100.0%		100.0%	100.0%

Membership

    The Company continues to focus on expanding within the membership industry by increasing the number of programs and relationships with large customer list owners ("clients"). Continued membership growth in the Company's client services channel, club price increases and a reduction in returns resulted in Membership net revenue of $36.0 million in the third quarter of 1999, a 74.2% increase over net revenues of $20.7 million in the third quarter of 1998. Year-to-date net revenues for 1999 were $95.6 million, a 58.4% increase over net revenues of $60.4 million for the comparable period in 1998. New member acquisitions decreased 6.4% for the third quarter of 1999 as compared to the third quarter 1998 and increased 40.5% for the first three quarters of 1999 as compared to the first three quarters of 1998. New member acquisitions through the direct-to-consumer channel have declined primarily due to declining response rates being experienced by the Company's Retail segment, which results in fewer opportunities to offer memberships to the Company's catalog customers. Increases of members acquired through the client services channel of 49.0% and 130.5% for the third quarter and on a year-to-date basis, over the comparable periods in 1998 have offset the decrease in members acquired through the direct-to-consumer channel. Renewals increased 47.6% and 24.8% for the third quarter and first three quarters of 1999, respectively, in comparison to 1998 as a result of continued growth in the Membership segment's client services channel.

    Costs and expenses incurred by the Company's Membership segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists and general and administrative expenses. The financial statements of the Company's Membership segment also provide for inter-company charges from Retail intended to approximate the costs the segment would pay an external client for name acquisition. Since independent parties did not negotiate such commissions, the charges a third party might receive in an arms-length business transaction might be higher or lower. Consequently, financial information prepared as if the segments were companies operating independently without such allocation could differ materially from that presented. Such inter-segment commissions totaled $3.2 million and $3.8 million for third quarter 1999 and 1998, respectively, and $14.0 million and $11.5 million for the first nine months of 1999 and 1998, respectively.

    Segment expenses as a percentage of segment revenues in third quarter 1999 were 84.8% as compared to 93.9% in third quarter 1998. For the nine month period ended October 2, 1999 segment expenses as a percentage of segment revenues were 82.8% as compared to 77.9% for the nine month period ended September 26, 1998. To achieve its growth objectives in the client services channel, the Company has increased aggregate spending on commissions paid to clients and on outbound telemarketing costs. Higher weighted average membership fees, the imposition of membership processing fees and increased membership renewals, which require less investment than new member acquisitions, contributed to operating income of the segment of $5.5 million for third quarter 1999, an increase of $4.2 million or 336.6% from third quarter 1998. The increase in operating income on a year-to-date basis for 1999 was $16.4 million, an increase of $3.1 million or 23.1% over operating income for the comparable period in 1998.

    During third quarter 1999, the segment generated $7.9 million of cash from operations compared to $8.4 million during third quarter 1998. The decrease in cash generated from operations was primarily due to a decrease in deferred membership revenues and higher client commissions paid in 1999. Increased operating income for the segment partially offset these reductions in cash generated from operations. During the first nine months of 1999 the segment generated $18.2 million of cash from operations compared to $21.4 million of cash from operations during the comparable period in 1998, a decrease of 15.2%. This decline was due primarily to an increase in accounts receivable and deferred marketing costs and higher client commissions paid in 1999.

Retail

    Retail net revenues were $56.6 million and $218.6 million for the third quarter and first nine months of 1999, respectively, decreases of 22.8% and 23.1%, respectively, from the comparable periods in 1998. The decrease in segment revenues was due primarily to changes in promotional strategies that limit free shipping and handling, reduction in installment payment offerings and decreased sales from the back-end customer segment (the Company's repeat customers). The decline in the percentage of sales from the back-end customer segment was due primarily to a revised circulation strategy implemented beginning in 1998. Under this strategy, the Company is aggressively increasing circulation to front-end prospects (customers that have not previously purchased from the Company), and is mailing less frequent but larger catalogs with more product offerings to its back-end customers. In an effort to improve response rates, the Company has introduced and test marketed several new catalog titles to its back-end customer and continues to develop additional strategies to increase the productivity of this customer segment.

    During the third quarter the Company continued its expansion into the electronic commerce marketing channel. During the quarter the Company introduced an outlet store and auction site and began to market its web site in its catalogs and via test-marketing relationships with other electronic commerce retailers. During the fourth quarter, the Company will begin test marketing its web site through mass media channels. The Company has also begun exploring the potential of leveraging its unique infrastructure capabilities to provide order capture and fulfillment services for retailers, manufacturers and other electronic commerce companies. During third quarter 1999, net revenues from electronic-commerce were $4.4 million, a 632.0% increase over third quarter 1998. For the first three quarters of 1999, electronic-commerce net revenues were $8.4 million as compared to $1.9 million for the comparable period in 1998.

    The Retail segment provides certain discounts to members of the Preferred Buyers' Club® and  Inside® membership programs managed by the Membership segment. Due to measurably higher sales productivity with the Company's club member segment, the Retail segment experiences higher advertising leverage on catalogs sent to these customers. For this reason, discounts are allocated entirely to the Retail segment. Such discounts totaled $2.5 million and $4.9 million for third quarter 1999 and 1998, respectively, while discounts for the first three quarters of 1999 and 1998 totaled $8.8 million and $16.0 million, respectively.

    The Company has continued to benefit from its efforts to improve the economic model of the Retail segment. Despite a 22.8% decrease in net revenues during third quarter 1999 as compared to third quarter 1998 and an increase in the percentage of sales to front end prospects, the operating loss generated by this segment increased only 5.9% as compared to third quarter 1998. On a year-to-date basis, this segment's operating loss decreased 10.3% as compared to the same period in 1998 despite a 23.1% decrease in net revenues as compared to the prior year. Several initiatives contributed to the decline in the operating loss. The Company's efforts to recapture margins resulted in a gross margin of 29.3% in third quarter 1999 as compared to 21.1% in third quarter 1998. On a year-to-date basis, Retail gross margin was 28.1% for 1999 as compared to 19.9% for 1998. The Company experienced improved margins in all product categories and additional margin benefit from the shift in percentage of sales from the Company's hard line categories to its soft line categories. Soft line products typically have lower price points but have higher percentage profit margins than hard line products. Shipping and handling profits increased 501.5% and 143.1% for third quarter and the first three quarters of 1999, respectively, as compared to prior year comparable periods due to changes in promotional strategies and limited free shipping and handling offerings. The Company also implemented a new product return policy late in 1998, which resulted in a return rate of 11.6% during third quarter 1999 as compared to 13.2% during third quarter 1998. The return rate on a year-to-date basis for 1999 was 11.8% as compared to 12.8% for 1998.

    Operating expenses as a percentage of segment net revenues increased to 45.7% in third quarter 1999 from 33.1% in third quarter 1998. For the nine month period ended October 2, 1999, operating expenses were 38.3% of net revenues as compared to 28.6% for the comparable period in the prior year. The increase was due primarily to a decrease in advertising leverage caused by lower response rates, a significantly higher mix of front-end sales and a shift in sales from hard lines with higher price points and lower margins to soft lines with lower price points and higher margins. Advertising expense increases were partially offset by a reduction in inbound teleservices costs as a result of new inbound call management strategies introduced during fourth quarter 1998. Additional cost savings were also realized from salaried staff reductions made during fourth quarter 1998 and the implementation of other cost control and process improvement measures.

    The Retail segment used $1.2 million and $59,000 of cash from operations during third quarter and the first three quarters of 1999, respectively, a decrease of 115.9% and 100.3%, respectively, from the comparable periods in 1998. During 1998 the segment generated cash through an aggressive reduction of longer-duration installment plan receivables and inventory levels, and the Company has continued to focus on reducing these levels during 1999. The Company's investment in the Retail segment has decreased significantly from the third quarter of 1998 as total assets have decreased 34.7% from $106.3 million at September 26, 1998 to $69.4 million at October 2, 1999.

Corporate

    Corporate expenses for the nine months ended October 2, 1999 include a pre-tax charge of $1.3 million for the implementation of a new vacation and sick time policy. During second quarter 1998 the Company incurred $767,000 of unusual expenses related to the temporary closing of one of the Company's teleservices centers in response to worker illnesses in the facility and resulting hopitalizations. Of these costs, $419,000 was not allocated to the Company's operating segments.

    The Company realized an $841,000 and $1.9 million reduction in interest expense for the three and nine months ended October 2, 1999, respectively, as compared to the comparable periods during 1998. During 1998 and 1999, the Company significantly reduced its offerings of longer duration installment plans. The Company's reduced investment in these receivable balances along with reduced inventory levels and cash generated by the Membership Services segment allowed the Company to repay all borrowings under its revolving credit facility and invest $8.0 million as of October 2, 1999 in short-term money market funds.

    The Company's effective tax rate was 34.0% for third quarter 1999 and 1998 as well as for the nine month periods then ended. As of October 2, 1999, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $4.9 million. Despite incurring net losses in recent quarters, the Company has not recorded a deferred tax valuation allowance since management believes that its operating strategies will allow the Company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating and tax planning strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

Extraordinary Gain

    The State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.

Liquidity and Capital Resources

Cash Flow

    The Company's working capital, excluding cash and debt, was $(16.8) million at October 2, 1999 as compared with $5.9 million at December 31, 1998. The Company's current ratio was .9 to 1.0 at October 2, 1999 and 1.0 to 1.0 at December 31, 1998.

    Net cash provided by operations totaled $20.7 million for the first nine months of 1999 as compared to net cash provided by operations of $39.2 million for the same period in 1998. During the first three quarters of 1999, the Company generated $17.1 million in cash from receivables due to continued reductions in longer duration installment plan balances and $16.4 million from inventory level reductions, partially offset by a decrease in current liabilities. During the first nine months of 1998, the Company generated $36.4 million in cash from operations as a result of receivable reductions and $32.7 million as a result of inventory level reductions, partially off-set by decreases in current liabilities.

Capital Expenditures

    During the first three quarters of 1999, the Company made capital expenditures of approximately $2.6 million, compared with $7.0 million during the first three quarters of 1998, a reduction of 62.9%. Management currently anticipates that it will spend an aggregate of approximately $4 to $5 million on capital expenditures during 1999.

Financing

    The Company has a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Available borrowings are determined based upon the Company's levels of eligible inventories, accounts receivable and real estate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined. At October 2, 1999, the Company had no outstanding borrowings and $6.2 million of letters of credit outstanding, was in compliance with its financial covenant and had $25.5 million available for additional borrowings under the agreement.

Stock Repurchases

    During the nine months ended October 2, 1999 and September 26, 1998, the Company repurchased, in open market transactions, 567,000 and 804,000 shares of its common stock at aggregate costs of $4.8 million and $7.7 million, respectively. During third quarter 1998, the Board authorized a two million share open-market repurchase program and, at October 2, 1999, authorization to purchase approximately 227,000 shares remained under this program. The purchase of these shares was completed during October 1999. During the first half of 1998, an additional 456,500 shares of common stock were purchased at an aggregate cost of approximately $4.2 million under an option to purchase shares from a former officer of the Company.

    In October 1999, the Company's Board of Directors authorized the Company to purchase an additional one million shares of the Company's stock in open-market transactions.

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

    The Company has incurred operating and capital expenses related to the evaluation and implementation of solutions to resolve the year 2000 issue and expects certain expenditures to continue through 2000. In accordance with the Company's financial policies, software and hardware maintenance or modification costs related to year 2000 compliance are expensed as incurred. The costs of new hardware and software assets that primarily provide enhanced functionality beyond achieving year 2000 compliance are capitalized and amortized over their respective useful lives. The Company anticipates total expenditures related to year 2000 exposure of approximately $3.5 million, of which $2.8 million has been incurred to date. In addition to expenditures made to achieve year 2000 compliance, $2.3 million of software was written off in 1998.

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

Seasonality

    Similar to most retail businesses, the Company's Retail segment is subject to significant seasonal variations in consumer demand. Historically, the Company's net Retail revenues have been the largest during the fourth quarter and a significant portion of its earnings have been realized during that period. The Company's annual operating results may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. In anticipation of its peak season, the Company hires additional flex-time employees in its call centers and order processing and distribution areas, increases its merchandise inventories and incurs significant catalog production and mailing costs. The Company's annual operating results could be adversely affected if, among other factors, the Company's revenues were to be substantially below seasonal expectations during the fourth quarter, or if a sufficient number of qualified employees would not be available on a flex-time or other non-permanent basis.

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

  •
  The economic outlook and its effects on credit availability, interest rates, consumer spending patterns and response rates;
  •
  Adverse changes in product mix and margins;
  •
  Adverse changes in relationships vendors;
  •
  Competitive pressures on sales and pricing;
  •
  Lower than membership renewal rates;
  •
  Higher than expected membership and return rates;
  •
  Inability to profitably expand in the services market;
  •
  Excessive new member acquisition costs;
  •
  Inability to retain existing clients and attract new clients;
  •
  Inability to new membership programs;
  •
  Increases in costs which cannot be recovered product and service price increases;
  •
  Failure by the Company or key parties to achieve Year 2000 compliance;
  •
  Externally mandated changes in guidelines;
  •
  Legislative changes which limit the sharing of customer information;
  •
  Availability of financing on acceptable terms; and
  •
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On March 11, 1999, a group of current and former employees of the Company commenced a lawsuit against the Company in the Fourth Judicial District Court of Hennepin County, Minnesota. The claim was filed on their behalf and on behalf of a class of the Company's current and former employees. The plaintiffs allege that the Company violated state law when it modified its vacation and sick time policies in 1998 and 1999. During the second quarter of 1999, the Company implemented a new vacation and sick time policy which it believes is responsive to the claims made in the lawsuit. During second quarter 1999 the Company accrued $1.3 million related to this new policy. A settlement in principle has been agreed to which is within the amount accrued by the Company.

    On July 31, 1998, the Minnesota Office of the Attorney General (the "OAG") commenced a civil investigation into certain selling and renewal practices of the Company's Membership business. In a letter dated April 29, 1999, the OAG informed the Company that it has completed its preliminary review and has concluded that certain of the Company's practices may violate Minnesota consumer protection laws. The letter also requests that Damark engage in pre-complaint settlement discussions. The Company continues to provide full cooperation to the OAG during its investigation and believes that its practices do not violate Minnesota consumer protection laws. Management believes that the resolution of this investigation will not have a material adverse effect on the financial condition or results of operations of the Company.

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which are members of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as  Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. It is likely that the case will be tried in early 2000. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6. Exhibits and Reports On Form 8-k

a.
Exhibits:

    Exhibit 27 - Financial Data Schedule

b.
Reports On Form 8-k:

    The registrant did not file any reports on Form 8-K during the quarter ended October 2, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMARK INTERNATIONAL, INC.
Date: November 5, 1999	By:	/s/ STEPHEN P. LETAK Stephen P. Letak Executive Vice President - Chief Financial Officer

QuickLinks

  (Mark One)

DAMARK INTERNATIONAL, INC.
INDEX

DAMARK INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

DAMARK INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

DAMARK INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

DAMARK INTERNATIONAL, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 5. Officer Note Receivable
  Note 6. Extraordinary Gain
  Note 7. Legal Matters

DAMARK INTERNATIONAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Liquidity and Capital Resources
  Year 2000 Compliance
  Seasonality
  Inflation
  Pending Securities and Exchange Commission Interpretation
  Governmental Regulations
  Forward-looking Information

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports On Form 8-k

SIGNATURE