Form 10-K405
period 1999-12-31
DAMARK INTERNATIONAL INC
filed 2000-03-17
CIK 883324

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-19902

DAMARK INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1551116 (IRS Employer Identification Number)
7101 Winnetka Avenue North Minneapolis, Minnesota 55428 (Address of principal executive offices)	763-531-0066 (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value.

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days: Yes   X     No    .

    Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and such disclosure will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereof: Yes   X      No    .

    As of the latest practicable date, indicate the number of shares of each of the Registrant's classes of common stock outstanding: On March 15, 2000, there were 5,734,185 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

    As of the latest practicable date, indicate the aggregate market value of the Registrant's voting stock held by non-affiliates: On March 15, 2000, based on the last sale price reported by The Nasdaq Stock Market ($39.625 per share), such securities had an aggregate market value of $183,863,883.

TABLE OF CONTENTS

PART I. ITEM 1. BUSINESS	3
General	3
Membership Services	4
Retail	6
Operations	9
Information Systems	10
Government Regulation	10
Competition	11
Employees	11
Trademarks and Trade Names	12
PART I. ITEM 2. PROPERTIES	13
PART I. ITEM 3. LEGAL PROCEEDINGS	13
PART I. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
PART II. ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	14
PART II. ITEM 6. SELECTED FINANCIAL DATA	15
PART II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
Results of Operations	16
Liquidity and Capital Resources	20
Year 2000 Compliance	21
Seasonality	21
Inflation	21
Recently Issued Accounting Pronouncements	22
Forward-Looking Information	22
PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
Index to Consolidated Financial Statements	23
PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	43
PART III. ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	43
PART III. ITEM 11. EXECUTIVE COMPENSATION	45
PART III. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	53
PART III. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	55
PART IV. ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	55
SIGNATURES	56
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K	58

PART I

ITEM 1.  BUSINESS

General

    For several years, DAMARK International, Inc. ("DAMARK" or the "Company") has been undergoing a business transformation. The primary driver of this major strategic change was the Company's recognition that its core catalog formula had come under extreme competitive pressure. Consequently, DAMARK began to re-deploy the direct marketing competencies gained in the catalog retail business in what it believes to be an under-penetrated growth industry—membership services. In this field of competition, in addition to serving its own customers, the Company serves large list-owning companies ("clients") by creating membership and merchandising offers targeted to their customers using clients' brand names or brand names developed for specific, customized programs.

    The Company's overall strategic objective has been to develop mutually beneficial, long-term relationships with clients and consumers. In pursuit of this objective, the Company has sought to leverage three principal assets: proprietary customer lists, a unique value delivery system, and intellectual capital. The Company believes it differentiates itself by its ability to develop high value renewable programs, products and services, the capability to deliver these value propositions seamlessly, and the competency to construct customized and integrated relationship marketing offers.

    During 1999, DAMARK competed in two very different marketplaces and operated in two substantially different businesses—Membership Services and Catalog Retail. In both, the Company utilized targeted, information-based strategies to bring a broad range of products, programs, and services to consumers through direct mail, telesales, and the Internet. In its Membership Services business, the Company develops, markets and manages fee-based programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Catalog Retail business offers brand name, value-priced merchandise in the categories of computers, home office, electronics, home décor, home improvement and sports/fitness through a variety of catalog titles and an electronic commerce web site.

    In January 2000, the Company announced that it will wind down its own catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down is expected to be substantially completed by the end of the second quarter of 2000, at which time the Company will discontinue taking catalog orders from non-member customers. This decision was made in light of significant losses experienced by this segment during 1998 and 1999 and those expected in future periods. The Company will continue to operate its Membership Services business ("The Membership Company") which will later be renamed. The order capture, product fulfillment and customer service capabilities developed by DAMARK are being deployed in a subsidiary named "ClickShip Direct, Inc." ("ClickShip"), formed in January 2000. The Company plans to separate ClickShip as an independent, publicly traded company through a tax-free distribution of shares to DAMARK shareholders. The separation is conditioned upon obtaining a favorable tax ruling from the Internal Revenue Service or a tax opinion favorable to the Company and there is no assurance that such ruling or tax opinion will be obtained. The Company expects that a determination of whether a favorable tax ruling or opinion is available will be made during the third quarter of 2000.

    The Membership Company will continue to develop, market, and manage membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness and finance. Arrangements have been made with third parties to supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by DAMARK's catalog operations. A dedicated management team will source products available on a direct-from-manufacturer basis, avoiding the need to own, store, and fulfill inventory from a company-owned location. The Membership Company will also outsource teleservices orders and customer service with carefully selected telemarketing providers, including ClickShip.

    ClickShip will provide clients in the "e-tailing", "clicks & mortar" retailing, and consumer goods manufacturing industries with transaction management services to enable the clients to effect the sale of their products or services. ClickShip offers a variety of support services including web site hosting, on- and off-line order capture, payment processing, inventory receipt, warehousing and shipment, returns processing, and after-the-sale customer service and support.

Membership Services

    Although the Company has provided membership opportunities since 1987, it believes the overall market for such services is still nascent and expanding. DAMARK currently offers sixteen core membership value propositions through two distribution channels using three direct marketing methods. In general, key factors that drive economic results are market size and growth prospects, sales conversion rates, new member acquisition costs, renewal rates and operating costs. Further, there is a new member acquisition effort that may require an investment, and a membership renewal effort, where the Company recoups its original investment and earns a return. The level of profitability in any particular year is therefore dependent on the mix of acquisition and renewal business.

    The following table summarizes the operating performance of the Company's Membership Services segment over the past three years:

Key Membership Services Statistics

	Years Ended December 31
				Percentage change
	1999	1998	1997	1999 over 1998	1998 over 1997
	(Amounts in thousands unless otherwise indicated)
Membership counts:
Net membership, start of year	1,731	1,358	1,044	27.5%	30.1%
New membership acquisitions	2,330	2,030	929	14.8%	118.5%
Membership renewals	1,365	1,014	867	34.6%	17.0%
Cancellations, returns and expirations	(3,199)	(2,671)	(1,482)	19.8%	80.2%

Net membership, end of year	2,227	1,731	1,358	28.7%	27.5%

Business mix:
New membership acquisitions	63.1%	66.7%	51.7%	(5.4)%	29.0%
Membership renewals	36.9%	33.3%	48.3%	10.8%	(31.1)%

Total	100.0%	100.0%	100.0%

Weighted average membership fee ($)	$65.63	$60.27	$54.44	8.9%	10.7%

Clubs

    In general, membership in the Company's clubs provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company currently markets the sixteen membership value propositions described below under its own brand names and those of its clients. During 1999, DAMARK introduced seven new clubs and intends to continue to bring to market what it believes to be individually relevant and uniquely compelling concepts. The Company currently has several new membership value propositions in various stages of development, including line extensions to existing offerings and affinity clubs.

Membership Value Propositions

Club	Major Benefits

Preferred Buyers' Club®	• Catalog shopping including member merchandise discounts, best price guarantees and members' only customer service

Insiders®	• All benefits of the Preferred Buyers' Club® in addition to premium best price guarantees and discounted memberships with other service companies

Vacation Passport®	• Discounted travel services and travel offers

Great Deal PackSM	• Wide array of discounted shopping and entertainment values

Essentials for Home®	• Savings on home merchandise and home-related services

Value PlusSM	• Editorial based catalog with deep discounted merchandise offers

Gift GallerySM	• Shopping catalog containing members only offers from renowned gift companies at discounted, members' only prices

Buyer's GuardSM	• Increased manufacturers' warranties, best price guarantees, and discounted repair services

Budget SaversSM	• Household budget management and savings opportunities

Value AccessSM	• Subscription to shopping catalog with discounted values and installment payment options

Rewards®	• Coupon based catalog shopping program

Traveler's Choice®	• Expanded travel services and members only offers

Small Business AllianceSM	• Discounts to small business owners on a variety of business needs

Buyers PlusSM	• Savings coupons on automotive merchandise and a variety of related services

Cooking In StyleSM	• Cooking and entertaining resource

Today's HandymanSM	• Access to home improvement, merchandise, discounts and services

    All memberships are one year in duration, renewable, and generally offered on a one-month trial basis. The Company does not record any revenue during the trial period; however, during this time, members may use benefits without obligation as detailed in the original customer contact and the fulfillment literature subsequently delivered. Written materials for each program detail terms and conditions and how to access benefits. In the event consumers elect to cancel their membership during the trial period, they must contact the Company to avoid billing. If a membership is not canceled, the annual fee is charged to the member's credit card on file with the Company. Beginning in 2000, renewal communications are delivered in advance of the expiration of a membership term and, unless the Company is notified to the contrary, members are charged the next year's fee. Prior to 2000, for those clubs that placed a continuing obligation on the Company to provide benefits, membership revenues were recorded on the balance sheet net of direct solicitation costs and were amortized into income over the membership period (see Note 1 to the consolidated financial statements). Membership solicitation costs principally include telemarketing costs, commissions paid to clients for initial and renewal membership fees received by the Company from customer lists provided by the client, transaction fees, printing, postage and membership kit costs. All members are permitted to return their memberships at any time for either a full or pro-rated refund, depending upon the terms and conditions of the club.

Distribution Channels

    In the direct-to-consumer channel, the Company markets primarily to its proprietary customer lists, while in the client services business, offers are made to the customers of other organizations. The Company believes that the economics of each channel are attractive for different reasons. The direct-to-consumer business is characterized by comparatively low acquisition costs, moderate growth prospects and a mature renewal base. The client services business is distinguished by relatively higher new member acquisition costs and high growth potential. Prior to 1997, the Company operated solely in the direct-to-consumer channel. During 1998, the Company entered the client services channel and now serves several of the nation's largest credit card institutions, as well as a number of premier consumer marketing organizations. These contracts have provided the Company with access to large numbers of prospective members and significantly accelerated the growth of new member acquisitions.

    Direct-to-Consumer.  Historically, member acquisition through the direct-to-consumer channel was driven by mailing a catalog to consumers fitting the criteria of the Company's targeted customer base and then offering the Preferred Buyers' Club® during an inbound telephone call in response to the catalog order. With the deployment of the Company's proprietary order capture system in mid-1997, the Company's database analyzes the available information from an inbound call using proprietary algorithms that indicate the club that is most likely to be relevant and compelling for that individual. Membership in that club is then offered to that specific consumer by one of the Company's marketing representatives. In other situations, names of prospective members selected from the Company's proprietary lists are called on an outbound basis by third-party telesales providers for the sole purpose of marketing a specific membership opportunity. During 1999, the direct-to-consumer channel contributed 50.3% of total new membership acquisitions.

    Client Services.  To more fully utilize the competencies and capabilities it has developed as a direct marketer of consumer products and services, the Company also offers customized membership programs to customers of its clients to enhance their brand equity and promote loyalty within their customer bases. Clients provide their customer lists to the Company and the Company, in cooperation with its clients, identifies those customers most likely to become prospective membership purchasers. These prospects are then targeted with either a direct mail or outbound telesales campaign managed by the Company using third-party providers. Additionally, some clients sell the Company's membership programs in their own call centers during an inbound customer service contact (the "client inbound" business). During 1999, the client services channel contributed 49.7% of total new membership acquisitions.

    The Company records revenues associated with membership sales made under the client's name in accordance with its current accounting policies and, with the exception of the client-inbound business, incurs all marketing expenses. The Company also bears all order processing and customer service expenses for client programs and pays success fees to clients based on membership revenues generated from their customer lists.

    The Company markets its services to prospective clients as an integrated marketing solution using a three-pronged, proprietary approach named Market BuildersSM. Brand BuilderSM provides high-quality, creative marketing literature in a seamless way to maximize client brand value. Behavior BuilderSM helps clients accurately segment customer files to make individually targeted and highly relevant offers to consumers. Opportunity BuilderSM supplies access to the Company's unique value delivery system and provides one-to-one marketing opportunities for merchandise and services.

Catalog Retail

    The Company has been engaged in the discount durable goods catalog retailing business since its founding in 1986, and it believes the overall market is in a mature growth stage. In general, key factors that drive economic results for the segment are the number of catalogs mailed, response rates, average order size, product mix and margins, advertising costs and operating costs. Like Membership Services, there is a new customer acquisition effort that may require an investment and a repeat business with existing customers where the Company recoups its original investment and earns a return.

    Prior to 1998, the Company made substantial investments to increase catalog revenue growth. Early in 1998, the Company recognized that this strategy would not produce acceptable economic returns over the long term, and therefore moved its emphasis from increasing sales to recapturing margin and positioning its segment investment for sustainable, long-term performance. During 1998 and 1999, the Company purposefully reduced segment revenues by revising its mailing strategies and eliminating unprofitable mailings and promotions. However, the core "Great Deal" catalog formula also experienced response rates that were below expectations in traditionally profitable consumer segments and merchandise categories. In response, among other measures, the Company reduced the size of its salaried staff late in 1998 by over 10%. The Company also introduced new catalog titles. During 1998, DAMARK introduced a new catalog title that used its existing infrastructure and expertise in merchandising, membership and credit marketing, but targeted a different consumer segment than that of the core catalog. Several new catalog titles were introduced to the back end customer segment throughout 1999. The Company also took aggressive steps towards expanding its electronic-commerce business. Thousands of product offerings, a quick search feature, an outlet store and auction site were added to the Company's web-site. The Company advertised its web-site through its catalogs, test-marketing relationships with other electronic commerce retailers and mass media outlets.

    Despite a 15.7% reduction in the Catalog Retail segment's 1999 operating losses year over year on a $102.3 million net revenue decline, in January 2000, the Company announced that it will wind down its catalog marketing and merchandising activities during the first half of 2000.

Marketing

    Historically, the Company's Catalog Retail marketing strategy centered on offering brand name, value-priced products that could be offered as "Great Deals". The Company has differed from most catalog retailers by targeting as its primary market well-educated males with above average incomes and a propensity to shop by direct response. During 1998, the Company introduced a new catalog title directed at a consumer segment with different demographics. In general, this formula is targeted to appeal to consumers with median household incomes of $30,000 to $35,000 and less available credit than the Company's current customers.

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

    The table below summarizes the operating performance of the Company's Retail segment over the past three years:

Key Retail Statistics

	Years Ended December 31
				Percentage change
	1999	1998	1997	1999 over 1998	1998 over 1997
Catalogs mailed (in thousands):
Front-end prospects	106,400	75,800	83,400	40.4%	(9.1)%
Back-end customers	50,500	60,600	82,700	(16.7)%	(26.7)%

Total	156,900	136,400	166,100	15.0%	(17.9)%

Sales per mailing:
Front-end prospects	$1.59	$1.95	$1.90	(18.5)%	2.6%
Back-end customers	3.75	5.12	5.55	(26.8)%	(7.7)%

Weighted average	$2.29	$3.58	$3.91	(36.0)%	(8.4)%

Average order:
Front-end prospects	$139	$132	$131	5.3%	0.8%
Back-end customers	182	191	225	(4.7)%	(15.1)%

Weighted average	$159	$169	$176	(5.9)%	(4.0)%

Response rates:
Front-end prospects	1.15%	1.48%	1.45%	(22.3)%	2.1%
Back-end customers	1.91%	2.69%	2.46%	(29.0)%	9.3%

Weighted average	1.39%	2.12%	2.23%	(34.4)%	(4.9)%

Sales mix:
Front-end prospects	47.3%	32.3%	25.7%	46.4%	25.7%
Back-end customers	52.7%	67.7%	74.3%	(22.2)%	(8.9)%

Total	100.0%	100.0%	100.0%

    All available information for each customer, including demographic and purchase history, is added to the Company's database. This data is processed using proprietary algorithms in addition to conventional recency/frequency modeling and regression analyses and used with the objective of maximizing the long-term revenue and profit potential of the Company's customer and member base. Merchandising, mailing and operations decisions are all based on this information. The Company's proprietary customer list exceeded 11 million names at December 31, 1999.

    Customer payments are accepted through major credit cards, checks or money orders. Historically, on certain qualifying orders, the Company offered its customers four, six or ten payment installment plans with no finance charges payable to the Company. During 1998, the Company began limiting its offerings of longer-duration installment billing programs resulting in a significant decline in receivables arising from its installment billing plans. At December 31, 1999 and 1998, the Company had $7.0 million and $23.4 million, respectively, in installment plan receivables outstanding.

Merchandising

    The Company provides customers with a broad selection of "Great Deals" by offering merchandise at or below the prices available from dominant discount retailers across six major categories. Product categories with higher price points, such as computers, home office and consumer electronics ("hard lines") generally have lower gross profit percentages but provide more gross margin dollars per unit. Conversely, items with lower price points, such as home décor, home improvement and sports/fitness products ("soft lines") generally have higher gross profit percentages but provide less gross margin dollars per unit. Year-to-year changes in sales mix generally reflect changes in product offerings made in response to changes in consumer demand.

    The Company's sales and margin percentages by product category over the last three years are presented below:

Sales and Gross Margins by Product Categories

	Years Ended December 31
				Percentage change
	1999	1998	1997	1999 over 1998	1998 over 1997
Sales by product categories:(1)
Computer	16.5%	27.4%	31.9%	(39.8)%	(14.1)%
Consumer electronics	19.8%	19.6%	19.0%	1.0%	3.2%
Home office	12.2%	15.0%	15.5%	(18.7)%	(3.2)%

Subtotal, hard lines	48.5%	62.0%	66.4%	(21.8)%	(6.6)%
Home improvement	20.5%	16.0%	14.3%	28.1%	11.9%
Home décor	22.3%	15.2%	13.0%	46.7%	16.9%
Sports/fitness	8.7%	6.8%	6.3%	27.9%	7.9%

Subtotal, soft lines	51.5%	38.0%	33.6%	35.5%	13.1%

Total	100.0%	100.0%	100.0%

Gross margins by product categories(1):
Computer	15.2%	13.2%	13.0%	15.2%	1.5%
Consumer electronics	28.9%	25.9%	24.6%	11.6%	5.3%
Home office	33.4%	29.1%	28.4%	14.8%	2.5%

Weighted average, hard lines	25.4%	21.1%	19.9%	20.4%	6.0%
Home improvement	40.4%	37.0%	36.3%	9.2%	1.9%
Home décor	44.1%	37.8%	36.7%	16.7%	3.0%
Sports/fitness	45.8%	37.7%	33.9%	21.5%	11.2%

Weighted average, soft lines	42.9%	37.4%	36.0%	14.7%	3.9%

Weighted average, total	34.4%	27.3%	25.3%	26.0%	7.9%

(1)
On a post-discount shipped basis.

    In addition to product sales, the Company also generates revenues and fees from shipping, handling and order processing charges, extended warranty sales, list rentals and co-marketing arrangements, and such revenues and fees are significant components of segment operating income. Returns are allowed up to 30 days after receipt; thereafter, the Company charges consumers certain restocking fees. Product returns are closely monitored at the stock keeping unit level to assist in identifying favorable and unfavorable sales trends, chronic product defects and other quality issues. The Company's marketing and merchandising staffs also continually evaluate current and new offerings based on market trends, current inventory positions and expected profitability. The Company buys merchandise from over 1,200 suppliers, none of which accounted for more than 10% of total purchases during the last three years. To the extent possible, the Company mitigates its exposure to overstock, product returns and other inventory risks through arrangements with its vendors.

Operations

    Catalog Production.  Most of the catalogs produced by the Company are 64 to 97 pages in length and contain about 300 to 350 product advertisements. Periodically, the Company develops certain specialty catalogs, generally 48 pages, which feature single categories such as electronics, home décor, home office or refurbished merchandise. In addition, the Company produces its "Big Book", a 160 to 172 page general merchandise catalog. In-house personnel produce advertising copy, photographs and page layouts for substantially all of its catalogs and promotional materials. Printing and mailing services are provided by outside vendors.

    Order Capture.  On average, DAMARK receives the majority of its order volume by telephone. The Company's toll-free lines are answered 24 hours per day, seven days a week. In aggregate, depending on staffing levels, the Company has the capacity to handle over 1,000 orders per hour at its two call centers in Junction City, Kansas and Fayetteville, North Carolina. Marketing representatives employed in these centers enter orders directly into the Company's proprietary on-line value delivery system. The system has the capability to model and score each customer during an inbound call and assists the Company's representatives in making appropriate membership or credit offers to that specific customer, in addition to providing product availability, specifications, accessories, extended warranties and expected shipping date information.

    Order Fulfillment.  Although a growing proportion of the products sold by the Company are shipped directly from vendor facilities, the majority of order fulfillment activities including receiving, quality assurance, storage, retrieval, packing and shipping functions are conducted out of the Company's 408,000 square foot distribution facility in Brooklyn Park, Minnesota, that was built in 1994. To process a customer order, the Company uses a computer-based system that monitors the in-stock status of each item, directs distribution center employees to the appropriate storage locations for the ordered goods and any related packing materials, and prints shipping labels, including a full invoice and return instructions. The Company has the capacity to pick, pack and ship up to 25,000 packages during an eight-hour shift. The Company estimates that over 90% of goods ordered by customers are in stock and, of those orders which are credit approved, substantially all are shipped within 24 hours of receipt.

    Customer Service.  Customer service activities conducted in the call centers consist principally of processing requests for information on the status of orders and refunds, answering questions regarding products and memberships, and authorizing returns and referral of product warranty claims which are generally the responsibility of the manufacturer.

Information Systems

    The Company believes that the effective and efficient use of information systems technology is critical to its long-term success and its operations are highly dependent upon multiple management information systems consisting of computer hardware and software. The Company utilizes custom software solutions based on n-tiered client-server architecture for its on-line transaction processing systems that manage order capture, fulfillment and customer service operations. This architecture supports a common way of providing customer interaction via the telephone, World Wide Web or e-mail. Off-the-shelf packages and custom software utilizing a multi-terabyte data warehouse support marketing, merchandising and accounting functions. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Year 2000 Compliance".

Government Regulation

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

    From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. The Company currently collects sales tax and pays state income tax where it has a physical presence. The Company has not collected sales tax or paid income taxes in other states, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any sales and income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

    In October 1998, the Internet Tax Freedom Law was enacted by Congress. This law establishes a three year moratorium on the taxation of internet access and electronic commerce. Currently the Company collects and remits sales taxes in only those states in which it has a physical presence; however, there can be no assurance that electronic commerce sales will not become subject to sales tax in the future.

    The primary means by which the Company markets its membership programs is telemarketing. The telemarketing industry has become subject to an increased amount of Federal and State regulation as well as general public scrutiny. Specific Federal legislation has been passed which limits the hours during which telemarketers may call consumers, prohibits the use of automated telephone dialing equipment to call certain telephone numbers and prohibits the use of deceptive, unfair or abusive practices in telemarketing sales. The Federal Trade Commission ("FTC") and state attorneys general have the authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's ability to successfully market its membership programs. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. The Company's provision of membership services requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. Noncompliance by the Company with any rules and regulations enforced by a Federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations.

    The Company currently has specific quality assurance controls and procedures in place to ensure that its programs and marketing practices meet or exceed industry standards and all state and federal regulations. The Company only collects and maintains customer data that is required to administer its membership services business, such as customer name, address and billing information. Only public information, such as demographic and lifestyle data, is used for marketing and modeling purposes. The Company does not resell any confidential customer information that is obtained or derived from its marketing efforts nor does it purchase consumer information from financial institutions.

Competition

    Within its Membership Services segment, the Company's principal competitors include Cendant Corporation, Signature Group, MemberWorks, Metris Companies and BrandDirect, some of which have substantially greater human and financial resources.

    The Company's principal competitors within its Catalog Retail segment include storefront and catalog retailers, many of which have substantially greater human and financial resources. Depending upon product category, the Company competes for sales with such companies as CompUSA, Gateway 2000 and Creative Computers (computers); Circuit City and Best Buy (consumer electronics and computers); Office Depot and OfficeMax (home office); Home Depot (home improvement); and Wal-Mart, Sears Roebuck, Target Corporation, Fingerhut and Sharper Image (soft lines and general merchandise).

Employees

    As of March 13, 2000, the Company employed 725 persons on a full-time basis and 580 on a part-time basis. In January, 2000 the Company eliminated approximately 150 positions as a result of the wind-down of its catalog operations and the closure of its Brooklyn Center, Minnesota, telemarketing facility. The Company also employs seasonal labor, principally during the fourth quarter. None of the Company's employees is party to a collective bargaining agreement. The Company's operations depend in part on its ability to attract, train and retain qualified personnel.

Trademarks and Trade Names

    The Company owns certain trademarks registered with the U.S. Patent and Trademark Office including, among others, "DAMARK", "The Great Deal Company", "Preferred Buyers' Club", "PBC", "Insiders", "Vacation Passport", "Essentials for Home", "Great Deal Pack", "Budget Savers" and "Buyer's Guard". The Company has several registration applications pending and will pursue other registrations as appropriate to establish and preserve its intellectual property rights.

PART I.

ITEM 2. PROPERTIES

    The Company owns a 408,000 square foot distribution facility on a 63-acre parcel in Brooklyn Park, Minnesota and leases the following properties:

  •
  A 250,000 square foot office and warehouse facility and adjoining 12-acre parcel in Brooklyn Park, Minnesota under a ten year net lease expiring in June 2002,

  •
  A 38,000 square foot telemarketing center facility in Junction City, Kansas under a ten year net lease expiring in May 2006,

  •
  A 30,000 square foot telemarketing center facility in Fayetteville, North Carolina under a five year net lease expiring in July 2002,

  •
  A 25,000 square foot telemarketing facility in Brooklyn Center, Minnesota under a ten year net lease expiring in January 2008, and

  •
  A 17,000 square foot marketing support and office facility in Brooklyn Center, Minnesota under a five year net lease expiring in March 2003.

    Effective January 26, 2000 the Brooklyn Center telemarketing facility was closed in conjunction with the Company's plan to wind down the retail business. A tenant is being sought to sublease this facility. The Company also plans to add an additional 320,000 square feet to its distribution facilty during 2000, in order meet the anticipated capacity needs of ClickShip. The Company has subleased substantially all of the warehouse space in its 250,000 square foot office and warehouse facility through the end of its lease term. The Company believes that its properties are well maintained and in good operating condition and will be sufficient to accommodate its operations in 2000.

PART I.

ITEM 3. LEGAL PROCEEDINGS

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which is a member of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. The case is scheduled for trial in May 2000. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "DMRK". As of February 28, 2000, there were 5,704,244 shares outstanding and 278 holders of record.

    The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock.

	High	Low
1999
Fourth quarter (October 3 to December 31)	$16.500	$9.500
Third quarter (July 4 to October 2)	10.625	6.125
Second quarter (April 4 to July 3)	12.250	7.250
First quarter (January 1 to April 3)	9.188	6.500
1998
Fourth quarter (September 27 to December 31)	$8.750	$5.625
Third quarter (June 28 to September 26)	8.938	5.344
Second quarter (March 29 to June 27)	12.438	8.125
First quarter (January 1 to March 28)	13.250	7.875

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

Selected Consolidated Financial Data

	Years Ended December 31
	1999	1998	1997	1996	1995
	(Amounts in thousands except for per share data)
Statement of Operations Data:
Net revenues	$430,946	$484,416	$594,627	$513,716	$500,024
Costs and expenses(1)	428,967	510,385	583,253	504,462	501,915

Operating income (loss)	1,979	(25,969)	11,374	9,254	(1,891)
Interest expense, net	372	3,210	1,757	66	191
Other expense, net	185	541	67	65	709

Income (loss) before income taxes and extraordinary gain	1,422	(29,720)	9,550	9,123	(2,791)
Income tax (provision) benefit	(483)	10,105	(3,245)	(3,055)	935

Income (loss) before extraordinary gain	939	(19,615)	6,305	6,068	(1,856)
Extraordinary gain, net of tax	297	—	—	—	—

Net income (loss)	$1,236	$(19,615)	$6,305	$6,068	$(1,856)

Basic earnings per share:
Net earnings (loss) per share	$0.21	$(2.71)	$0.78	$0.72	$(0.20)
Weighted average common shares outstanding	5,877	7,250	8,033	8,417	9,093

Diluted earnings per share:
Net (loss) earnings per share	$0.20	$(2.71)	$0.74	$0.70	$(0.20)
Weighted average common and common-equivalent shares outstanding	6,177	7,250	8,480	8,713	9,093

	December 31
	1999	1998	1997	1996	1995
Balance Sheet Data:
Working capital	$(204)	$789	$24,299	$19,664	$24,211
Total assets	126,046	140,347	206,189	142,790	141,728
Total indebtedness	—	5,140	44,400	3,000	250
Common shareholders' equity	29,417	34,062	68,663	62,544	64,936

(1)
1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. See Note 11 to the Company's consolidated financial statements.

PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. The Company operates in two business segments, Membership Services and Catalog Retail. These reportable operating segments offer different products and services and are managed separately based on fundamental differences in their operations. A Corporate segment is also used to account for certain unallocated items, capital allocations and taxes. See Note 8 to the consolidated financial statements.

	Years Ended December 31
				Percentage change
	1999	1998	1997	1999 over 1998	1998 over 1997
	(Amounts in thousands)
Statement of Operations Data:
Net revenues:
Catalog Retail(1)	$292,758	$395,047	$530,271	(25.9)%	(25.5)%
Membership Services	138,188	89,369	64,356	54.6%	38.9%

Total	430,946	484,416	594,627	(11.0)%	(18.5)%
Costs and expenses:
Catalog Retail cost of products sold	204,449	311,157	423,411	34.3%	(26.5)%
Catalog Retail expenses(2)	114,516	114,959	113,723	(0.4)%	1.1%
Membership Services expenses(2)	108,692	73,175	45,295	48.5%	61.6%
Corporate expenses(3)	1,310	11,094	824	(88.2)%	1,246.4%

Total	428,967	510,385	583,253	(16.0)%	(12.5)%

Operating (loss) income:
Catalog Retail	(26,207)	(31,069)	(6,863)	15.7%	(352.7)%
Membership Services	29,496	16,194	19,061	82.1%	(15.0)%
Corporate	(1,310)	(11,094)	(824)	88.2%	(1,246.4)%

Total	1,979	(25,969)	11,374	107.6%	(328.3)%
Interest expense, net	372	3,210	1,757	(88.4)%	82.7%
Other expense, net	185	541	67	(65.8)%	707.5%

Income (loss) before income taxes and extraordinary gain	1,422	(29,720)	9,550	104.8%	(411.2)%
Income tax (provision) benefit	(483)	10,105	(3,245)	104.8%	(411.4)%

Net income (loss) before extraordinary gain	939	(19,615)	6,305	104.8%	(411.1)%
Extraordinary gain, net of taxes	297	—	—	100.0%	—

Net income (loss)	$1,236	($19,615)	$6,305	106.3%	(411.1)%

Statement of Cash Flows Data:
Net cash provided by (used for) operations:
Catalog Retail(2)	$(12,720)	$27,659	$(43,195)	(146.0)%	164.0%
Membership Services(2)	27,525	38,218	17,029	(28.0)%	124.4%
Corporate	4,144	(6,250)	(4,282)	161.9%	(46.0)%

Total	18,949	59,627	(30,448)	(68.7)%	295.8%
Property and equipment additions, net(4)	(2,162)	(7,653)	(9,999)	(71.7)%	(23.5)%
(Repayments) borrowings, net	(5,140)	(39,260)	41,400	86.9%	(194.8)%
Repurchases and retirements of Common Stock	(7,091)	(15,780)	(701)	55.1%	(2,151.1)%
Net proceeds from issuance of Common Stock	932	691	376	75.1%	83.8%

(1)
Discounts provided to Preferred Buyers' Club® and Insiders®members are reported by Catalog Retail and totaled $10,943, $29,552 and $46,105 in 1999, 1998 and 1997, respectively. See Note 8 to the Company's consolidated financial statements.

(2)
Includes inter-segment commissions charged to Membership Services from Catalog Retail of $19,090, $18,655 and $18,168 in 1999, 1998 and 1997, respectively. See Note 8 to the Company's consolidated financial statements.

(3)
1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. See Note 11 to the Company's consolidated financial statements.

(4)
Includes $1.0 million of proceeds from land condemnation in 1999.

General

    The Company, a marketing solutions provider, brings a broad range of products, programs and services to consumers through direct mail, telesales and the Internet. DAMARK uses targeted, information-based strategies and makes offers to consumers directly as well as on behalf of its corporate clients. The Company currently operates in two segments: Membership Services and Catalog Retail.

    In its Membership Services business, the Company develops, markets and manages fee-based programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company's Catalog Retail business offers brand name, value-priced merchandise in the categories of computers, home office, electronics, home décor, home improvement and sports/fitness through a variety of catalog titles and its web-site.

    In January 2000, the Company announced that it will wind down its own catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down is expected to be substantially completed by the end of second quarter 2000, at which time the Company will discontinue taking catalog orders from non-member customers. The Company will continue to operate its membership services business ("The Membership Company") which will later be renamed. The order capture, product fulfillment and customer service capabilities developed by DAMARK are being redeployed into a subsidiary named "ClickShip Direct, Inc." ("ClickShip"), that was formed in January 2000. The Company plans to separate ClickShip as an independent, publicly traded company through a tax-free distribution of shares to DAMARK shareholders. The separation is conditioned upon obtaining a favorable tax ruling from the Internal Revenue Service or a tax opinion favorable to the Company, and there is no assurance that such ruling or tax opinion will be obtained. The Company expects that a determination of whether a favorable tax ruling or opinion is available will be made during the third quarter of 2000. In conjunction with the restructuring of the Company's catalog operations, the Company's Brooklyn Center, Minnesota, telemarketing center was closed in January 2000. Approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and the telemarketing center. The Company will record a restructuring charge currently estimated to range from $8.0 to $11.0 million ($5.0 to $6.8 million after tax), in 2000 primarily related to severance costs, fixed assets which will no longer be used and future lease-related costs. The Company will be adjusting estimated useful lives of certain other fixed assets that will only be used during a transition period. As a result, the incremental accelerated depreciation expense, currently estimated to range from $2.0 to $3.0 million, will be recorded as part of the restructuring charge ratably throughout 2000.

    The Membership Company will continue to develop, market, and manage leading edge membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and household financial management. Arrangements have been made with third parties to supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by DAMARK's catalog operations. A dedicated internal merchandising team will source products available on a direct-from-manufacturer basis, avoiding the need to own, store and fulfill inventory from a company-owned location. The Membership Company will also outsource teleservices orders and customer service with carefully selected telemarketing providers, including ClickShip.

    ClickShip will provide clients in the "e-tailing", "clicks & mortar" retailing, and consumer goods manufacturing industries with transaction management services to enable the clients to effect the sale of their products or services. ClickShip offers a variety of support services including web site hosting, on- and off-line order capture, payment processing, inventory receipt, warehousing and shipment, returns processing, and after-the-sale customer service and support.

Membership Services

    During 1999, the Company focused on expanding its position in the Membership Services industry by increasing revenues, programs and relationships with large customer list owners ("clients"). The Company significantly expanded its client roster, both in the financial services and consumer marketing industries and now serves several of the nation's largest credit card issuers, as well as a number of premier consumer marketing organizations. During 1999, the Company added 2.3 million new members, an increase of 14.8% over 1998. The client services channel accounted for 49.7% of the new member acquisitions, as compared to 37.3% in 1998.

    The Company reported 1999 Membership Services net revenue of $138.2 million, a 54.6% increase over the $89.4 million recorded in 1998. The growth in the Company's Client Services channel, club price increases, and reduced membership cancellation rates were the primary contributors to the increase in net revenues. In addition, during the fourth quarter of 1999, the Company refined its estimates of membership returns to reflect revised membership return policies and current cancellation and refund account experience. The effect of the estimate revisions was to increase membership net revenues by $3.2 million.

    During 1998, net revenues increased by 38.9% to $89.4 million from $64.4 million in 1997. The growth in 1998 was due to the Company's entrance into the client services channel, increased outbound telemarketing to its proprietary customer lists and the expansion of its suite of membership products. The Company acquired 2.0 million new members in 1998, an increase of 118.5% over 1997.

    Costs and expenses incurred by the Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists, and general and administrative expenses. The financial statements of the Membership Services segment also provide for inter-company charges from the Catalog Retail segment intended to approximate the costs the segment would pay an external client for name acquisition. Since independent parties did not negotiate such commissions, the charges a third party might receive in an arms-length business transaction might be higher or lower. Consequently, financial information prepared as if the segments were companies operating independently without such allocation could differ materially from that presented. Such inter-segment commissions totaled $19.1 million, $18.7 million and $18.2 million in 1999, 1998, and 1997 respectively.

    Segment costs and expenses as a percentage of net revenue were 78.7% in 1999 as compared to 81.9% in 1998 and 70.4% in 1997. Costs as a percentage of net revenues have increased in both 1999 and 1998 over the 1997 level due to the payment of commissions and success fees as a result of entering into the client services channel and the expanded utilization of outbound telemarketing and other novel marketing media to market the Company's membership programs. The slight decline in costs as a percentage of net revenues in 1999 in comparison to 1998 was driven by increased revenues from membership renewals, which are more profitable to the Company, and higher weighted average membership fees. The number of memberships renewed during 1999 increased 34.6% to 1.4 million compared to 1.0 million in 1998.

    During 1999, the segment provided $27.5 million of net cash from operations, as compared to $38.2 million supplied in 1998. Increased receivable balances and a decline in cash generated from accounts payable and accrued liabilities were the primary contributors to the decrease in cash generated from operations. These decreases were partially offset by increased operating income in 1999 as compared to 1998.

Catalog Retail

    Catalog Retail revenues, net of discounts and product returns, were down by 25.9% to $292.8 million in 1999 from $395.0 million in 1998. 1998 retail revenues decreased 25.5% from $530.3 million in 1997. The decline was due primarily to changes in promotional strategies, beginning in 1998, that limited free shipping and handling and reduced 0% interest installment payment offerings, changes in the Company's mailing strategies, reduced supply of and demand for personal computers, historically 25% to 35% of total company sales, and declining response rates from certain historically profitable back-end customer segments. During 1999, in an effort to improve back-end customer response, the Company reduced the number of mailings to its back-end customer segments but mailed larger catalogs with more product offerings and introduced several new catalog titles to this customer segment. The Company also expanded its electronic commerce marketing channel during 1999 and enhanced its web site by adding thousands of product offerings, a quick search feature, an outlet store and an auction site. The web site was marketed through the Company's catalogs, test-marketing relationships with other electronic commerce retailers and mass media outlets. Electronic commerce net revenues for 1999 were $17.1 million, a 533.3% increase from $2.7 million in 1998.

    The Catalog Retail segment provides certain discounts to Preferred Buyers' Club® and Insiders® members. Due to sales rates per mailing that are typically two to three times higher than those experienced by other customer segments and the consequent increase in advertising leverage, such discounts are allocated entirely to the Catalog Retail segment. In 1999, 1998 and 1997, such discounts totaled $10.9 million, $29.6 million and $46.1 million, respectively. Segment revenues could vary significantly in an arm's length transaction and could differ materially from the information presented.

    Following the initiation of the client services channel of the Membership Services segment as a source of membership acquisitions, the Company moved its emphasis away from growing catalog sales to recapturing margin and improving the economic model of the Catalog Retail segment. These efforts resulted in a gross margin rate of 30.2% in 1999 as compared to 21.2% in 1998 and 20.2% in 1997. The Company's gross margin is influenced by changes in product sales mix and merchandise return rates, with sales of computer hardware having a particularly strong effect. Improved margins in all product categories and additional benefit from the shift in sales from the lower margin hard-lines categories, particularly computers, to the higher margin soft-lines categories were the primary contributors to the gross margin improvement in 1999. In addition, shipping and handling profits increased 199.6% in 1999 as compared to 1998 due to changes in promotional strategies which limited free shipping and handling offerings. The Company also implemented a new return policy late in 1998. In 1999, the return rate decreased to 11.5% of gross product sales compared to 12.7% in 1998 and 14.1% in 1997.

    Operating expenses as a percentage of segment net revenues increased to 39.1% in 1999 from 29.1% in 1998 and 21.5% in 1997. The increase was due primarily to a decrease in advertising leverage caused by a significantly higher mix of front-end sales, a shift in sales from hard lines with higher price points and lower percentage profit margins to soft lines with lower price points and higher percentage profit margins, and lower back-end response rates. Advertising expense increases were partially offset by a reduction in inbound teleservices costs as a result of new inbound call management strategies introduced during the fourth quarter of 1998. Additional cost savings were also realized from salaried staff reductions made during the fourth quarter of 1998 and the implementation of other cost control and process improvement measures.

    For 1999, 1998 and 1997, the Company's Catalog Retail segment recorded operating losses of $26.2 million, $31.1 million and $6.9 million, respectively. The segment used $12.7 million of cash from operating activities during 1999 as compared to generating $27.7 million in 1998 and using $43.2 million in 1997. During 1998 the segment reduced the cash used in its operations through an aggressive reduction in installment plan receivable balances and inventory levels. The Company continued to reduce these levels during 1999 at a less aggressive pace. The benefit of reducing receivables and inventories during 1999 was partially offset by declines in the segment's current liability balances.

Corporate

    Corporate expenses for 1999 include a pre-tax charge of $1.3 million for the implementation of a new vacation and sick time policy.

    During the fourth quarter of 1998, in response to actual and projected net losses in prior and future periods, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $824,000 related to furniture and fixtures and computer hardware. Further, in connection with its ongoing review of its Year 2000 compliance status, $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998 and wrote off $521,000 of unamortized leasehold improvements no longer in use. During the second quarter of 1998, the Company incurred $767,000 in unusual expenses related to the temporary closure of its Junction City call center as a result of a number of worker illnesses and resulting hospitalizations. $419,000 of this incremental expense was not allocated to the Company's operating segments. All of these charges are included in the Corporate segment's 1998 operating loss.

    Corporate segment expenses also include $824,000 of goodwill amortization in 1998 and 1997.

    The Company's net interest expense of $372,000 in 1999 reflected a $2.8 million reduction in net interest expense in 1999 as compared to 1998. During 1998 and 1999, the Company significantly reduced its offerings of longer duration installment plans. The Company's reduced investment in these receivable balances along with reduced inventory levels and cash generated by the Membership Services segment allowed the Company to repay all borrowings under its revolving credit facility and invest $3.8 million as of December 31, 1999 in short-term money market funds.

    During 1998 and 1997 the Company incurred net interest expense of $3.2 million and $1.8 million, respectively. Interest expense during these periods resulted from increased borrowings necessary to fund working capital requirements related primarily to increased receivable balances following increased installment plan offerings during 1997.

    The Company's effective tax rate was 34.0% for 1999, 1998 and 1997. The Company anticipates that the effective tax rate will increase to approximately 38% in 2000 as a result of additional state income taxes associated with the restructuring of its operations.

Extraordinary Gain

    In 1999, the State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.

Liquidity and Capital Resources

Cash Flow

    Net cash provided by operations totaled $18.9 million in 1999 as compared to $59.6 million in 1998. The generation of cash from operations during 1999 and 1998 resulted primarily from the reduction of receivable balances as a result of limiting offerings of installment payment plans and the reduction of inventory levels in response to a revised Catalog Retail strategy. During 1999, the Company generated $3.7 million in cash from receivable balance reductions and $9.3 million from inventory level reductions, partially offset by a decrease in current liabilities. During 1998, the Company generated $29.8 million in cash from operations as a result of receivable reductions and $30.7 million as a result of inventory level reductions, partially offset by decreases in current liabilities.

    The Company's liquidity, as measured by its working capital, was $(204,000) at December 31, 1999, as compared to $789,000 at December 31, 1998. The Company's current ratio was 1.0:1.0 at December 31, 1999 and December 31, 1998. The slight decline in working capital reflects reductions of inventory levels and receivables, which exceeded the corresponding declines in current liabilities.

Capital Expenditures

    During 1999, the Company made capital expenditures of $3.2 million, as compared to $7.7 million in 1998. Capital expenditures in 1999 were primarily for computer hardware and software to support the Company's current infrastructure. Capital expenditures in 1998 included costs associated with the opening of a new client services telemarketing center in Brooklyn Center, Minnesota, and improvements to the Company's corporate headquarters. During 2000, capital expenditures will be made to enhance its current infrastructure, to support the activities of its newly formed subsidiary, ClickShip, and to enhance its Membership Services infrastructure and operational efficiencies. In addition, the Company plans to expand its distribution facility by 320,000 square feet in 2000 at an approximate cost of $12 million in order to meet the increased capacity needs anticipated for ClickShip. Further, management estimates that ClickShip and The Membership Company will invest an additional $3 million and $10 million, respectively, in capital expenditures during 2000.

Financing

    The Company has a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Available borrowings are determined based upon the Company's levels of eligible inventories, accounts receivable and real estate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined. At December 31, 1999, the Company had no outstanding borrowings, had $5.5 million of letters of credit outstanding and was in compliance with its financial covenant under the agreement.

    During 1999, 1998 and 1997, the Company repurchased shares of its Common Stock at aggregate costs of $7.1 million, $15.8 million and $701,000, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open-market transactions. During fourth quarter 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 1999 no shares had been purchased under this program and all share repurchases authorized under previous programs were completed.

    The Company intends to negotiate separate credit facilities for ClickShip and The Membership Company. The Company anticipates that cash generated from operations, and available borrowing capacity will be sufficient to fund its membership business as well as the wind-down of its catalog operation. Management expects that ClickShip will need to raise additional capital to fund its planned capital expenditures and meet underlying working capital needs.

Year 2000 Compliance

    During 1998 and 1999 the Company performed an extensive review of its information technology ("IT") and non-IT sytems that were likely to be affected by the date change to the year 2000. This review encompassed assessment of current systems, replacement of certain systems, and the investment of internal resources to achieve compliance. The Company has not experienced any significant Year 2000 issues through the date of this report on Form 10-K.

    The Company incurred $2.8 million of costs related to the evaluation of its systems and implementation of solutions to achieve Year 2000 compliance, in addition to $2.3 million of software written off in 1998 (see Note 11 to the consolidated financial statements). In accordance with the Company's policies, software and hardware maintenance or modification costs were expensed as incurred. The cost of new hardware and software assets that primarily provided enhanced functionality beyond achieving compliance were capitalized and are being amortized over their respective useful lives.

    The Company evaluated the preparedness of its customers, suppliers and service providers by soliciting representations and assurances from such third parties. Through the date of this report on Form 10-K, the Company has not experienced any significant difficulties with these third parties. However, if these parties do experience future Year 2000 compliance issues, the Company's operations, financial condition and results of operations could be adversely impacted.

    Contingency plans have been prepared by the Company to address any remaining exposure to Year 2000 matters. There can be no assurance that these plans will successfully mitigate any residual Year 2000 risks.

Seasonality

    Like most retailing businesses, the Company's Catalog Retail segment is subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues have been the largest during the fourth quarter and a significant portion of its earnings have been realized during that period. The Company's annual operating results may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. After the wind-down of the catalog operation is complete, management expects the seasonal variations in consumer demand to have much less impact on the continuing businesses.

Inflation

    Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future.

Recently Issued Accounting Pronouncements

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") effective for the Company's first fiscal quarter of 2000. SAB 101 provides interpretive guidance on revenue and expense recognition related to contracts with up-front fees and customer return rights. Adoption of SAB 101 will require the Company to record a non-cash after-tax charge in first quarter 2000 currently estimated to be approximately $13.0 million related to its accounting for membership benefits and extended warranty contracts. See Note 1 to the consolidated financial statements for further discussion.

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will be effective for the Company beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

Forward-Looking Information

    Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. In addition to statements that are forward-looking by reason of context, the words "believe", "expect", "anticipate", "intend", "designed", "goal", "priority", "will" and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from expectations, including those identified below:

  •
  The economic outlook and its effects on credit availability, interest rates, and consumer spending patterns;
  •
  Adverse changes in relationships with vendors and partners who provide club benefits;
  •
  Inability to develop replacement shopping club programs;
  •
  Lower than expected membership renewal rates;
  •
  Higher than expected membership cancellation and return rates;
  •
  Inability to profitably expand in the membership services market;
  •
  Excessive new member acquisition costs;
  •
  Inability to retain existing clients and attract new clients in the membership services market;
  •
  Inability to develop new membership programs;
  •
  Inability to attract clients in the e-services fulfillment market;
  •
  Reliance on fees generated by potentially volatile transaction volume or product sales of its e-commerce clients;
  •
  Effects of possible system failures and rapid changes in technology;
  •
  Inability of the Company's systems or infrastructure to accommodate significant growth in its e-services fulfillment business;
  •
  Externally mandated changes in accounting guidelines;
  •
  Availability of capital to ClickShip on acceptable terms; and

  •
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

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31

	1999	1998
	(Dollars in thousands except per share data)
Assets:
Current assets:
Cash and cash equivalents	$3,927	$49
Trade accounts receivable, net	43,847	47,795
Merchandise inventories	30,739	40,055
Deferred membership solicitation and catalog costs	15,186	13,988
Deferred income taxes	1,360	—
Other	1,366	5,187

Total current assets	96,425	107,074
Property and equipment, net	25,464	30,150
Officer note receivable	1,633	—
Other assets, net	465	681
Deferred income taxes	2,059	2,442

Total assets	$126,046	$140,347

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$30,568	$44,683
Accrued expenses:
Payroll and benefits	10,389	2,785
Returns	19,569	18,269
Other	11,354	12,958
Deferred membership income, net	24,749	21,957
Deferred income taxes	—	493
Borrowings under revolving credit facility	—	5,140

Total current liabilities	96,629	106,285

Commitments and contingencies (Notes 4 and 9)
Shareholders' equity:
Class A Common Stock, $.01 par, 20 million shares authorized; 5,520,075 and 6,119,208 shares issued and outstanding	55	61
Class B Common Stock, $.01 par, 2 million shares authorized; none issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $.01 par, 400,000 shares authorized; none issued and outstanding	—	—
Paid-in capital	54,610	60,485
Accumulated deficit	(25,248)	(26,484)

Total shareholders' equity	29,417	34,062

Total liabilities and shareholders' equity	$126,046	$140,347

The accompanying notes are an integral part of these consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

	1999	1998	1997
	(Amounts in thousands except per share data)
Net revenues:
Retail product and other revenues	$292,758	$395,047	$530,271
Membership and related revenues	138,188	89,369	64,356

Total net revenues	430,946	484,416	594,627

Costs and expenses:
Costs of products sold	204,449	311,157	423,411
Operating and marketing expenses	167,214	130,515	110,086
General and administrative expenses	57,304	68,713	49,756

Total costs and expenses	428,967	510,385	583,253

Operating income (loss)	1,979	(25,969)	11,374
Interest expense, net	372	3,210	1,757
Other expenses, net	185	541	67

Income (loss) before income taxes and extraordinary gain	1,422	(29,720)	9,550
Income tax (provision) benefit	(483)	10,105	(3,245)

Income (loss) before extraordinary gain	939	(19,615)	6,305
Extraordinary gain, net of taxes of $153	297	—	—

Net income (loss)	$1,236	$(19,615)	$6,305

Basic earnings (loss) per common share:
Net earnings (loss) before extraordinary gain	$0.16	$(2.71)	$0.78
Extraordinary gain	0.05	—	—

Net earnings (loss)	$0.21	$(2.71)	$0.78

Weighted average common shares outstanding	5,877	7,250	8,033

Diluted earnings (loss) per common share:
Net earnings (loss) before extraordinary gain	$0.15	$(2.71)	$0.74
Extraordinary gain	0.05	—	—

Net earnings (loss)	$0.20	$(2.71)	$0.74

Weighted average common shares outstanding	6,177	7,250	8,480

The accompanying notes are an integral part of these consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31

	Class A Common Stock		Class B Common Stock		Class C Preferred Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total shareholders equity
	(Amounts in thousands)
Balance, December 31, 1996	8,052	$81	—	$—	—	$—	$75,637	$(13,174)	$62,544
Exercise of stock options	46	—	—	—	—	—	515	—	515
Repurchase and retirement of Common Stock	(72)	(1)	—	—	—	—	(700)	—	(701)
Net income	—	—	—	—	—	—	—	6,305	6,305

Balance, December 31, 1997	8,026	80	—	—	—	—	75,452	(6,869)	68,663
Exercise of stock options and issuance of stock	87	1	—	—	—	—	793	—	794
Repurchase and retirement of Common Stock	(1,994)	(20)	—	—	—	—	(15,760)	—	(15,780)
Net loss	—	—	—	—	—	—	—	(19,615)	(19,615)

Balance, December 31, 1998	6,119	61	—	—	—	—	60,485	(26,484)	34,062
Exercise of stock options	195	2	—	—	—	—	1,208	—	1,210
Repurchase and retirement of Common Stock	(794)	(8)	—	—	—	—	(7,083)	—	(7,091)
Net income	—	—	—	—	—	—	—	1,236	1,236

Balance, December 31, 1999	5,520	$55	—	$—	—	$—	$54,610	$(25,248)	$29,417

The accompanying notes are an integral part of these consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

	1999	1998	1997
	(Amounts in thousands)
Operating activities:
Net income (loss)	$1,236	$(19,615)	$6,305
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Extraordinary gain on condemnation of land	(450)	—	—
Depreciation and amortization	7,660	20,486	8,716
Deferred income taxes	(1,470)	(6,166)	369
Loss (gain) on disposal of property	89	292	(152)
Changes in working capital items—
Trade accounts receivable, net	3,690	29,778	(39,986)
Merchandise inventories, net	9,316	30,689	(17,728)
Deferred costs and other current assets	2,623	(7,683)	(3,622)
Accounts payable and accrued liabilities	(6,537)	10,827	11,004
Deferred membership income, net	2,792	1,019	4,646

Net cash provided by (used for) operating activities	18,949	59,627	(30,448)

Investing activities:
Property and equipment additions, net	(3,189)	(7,653)	(9,999)
Proceeds from land condemnation	1,027	—	—
Issuance of officer note receivable	(1,500)	—	—
Proceeds from assignment of note receivable	—	2,414	—
Other, net	(110)	(464)	(156)

Net cash used for investing activities	(3,772)	(5,703)	(10,155)

Financing activities:
(Repayments) borrowings under revolving credit facility, net	(5,140)	(39,260)	41,400
Repurchase and retirement of Common Stock	(7,091)	(15,780)	(701)
Net proceeds from exercise of stock options and issuance of Common Stock	932	691	376

Net cash (used for) provided by financing activities	(11,299)	(54,349)	41,075

Increase (decrease) in cash and cash equivalents	3,878	(425)	472
Cash and cash equivalents, beginning of year	49	474	2

Cash and cash equivalents, end of year	$3,927	$49	$474

Supplemental cash flow information:
Interest paid during the year	$372	$3,014	$1,540
Income taxes (refunded) paid during the year	(4,368)	990	2,417

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

    DAMARK, a marketing solutions provider, brings a broad range of products, programs and services to consumers via direct mail, telesales and the Internet. The Company utilizes targeted, information-based strategies and makes offers for the benefit of its own account as well as for the accounts of its corporate clients. The Company develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. In addition, brand name, value-priced merchandise is offered through a variety of catalog titles in the categories of computers, home office, consumer electronics, home décor, home improvement and sports/fitness. The Company is headquartered in Minneapolis, Minnesota and was founded in 1986.

    In January 2000, the Company announced that it will wind-down its internal catalog marketing and merchandising activities. The wind-down is expected to be substantially completed by the end of second quarter 2000. The 1999 consolidated financial statements do not reflect the impact of this decision. The Company will record these effects in the first and second quarters of fiscal 2000. The Company will continue to operate its membership business ("The Membership Company") which later will be renamed. The order capture, product fulfillment and customer service capabilities developed by DAMARK will be deployed in a newly formed subsidiary named "ClickShip Direct, Inc." ("ClickShip"). The Company plans to separate ClickShip as an independent, publicly traded company through a tax-free distribution of shares to DAMARK shareholders. The separation is conditioned upon obtaining a favorable tax ruling from the Internal Revenue Service or a tax opinion favorable to the Company and there is no assurance that such ruling or tax opinion will be obtained. A determination of whether a tax ruling or opinion will be available is expected to be made during the third quarter of 2000. In conjunction with the restructuring of the Company's catalog operations, the Company's Brooklyn Center, Minnesota telemarketing center was closed in January 2000. Approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and the telemarketing center. The Company will record a restructuring charge currently estimated to range from $8.0 to $11.0 million ($5.0 to $6.8 million after tax), in 2000 primarily related to severance costs, fixed assets which will no longer be used and future lease-related costs. The Company will be adjusting estimated useful lives of certain other fixed assets that will only be used during a transition period. As a result, the incremental accelerated depreciation expense, currently estimated to range from $2.0 to $3.0 million will be recorded as part of the restructuring charge ratably throughout 2000.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Consequently, actual results could differ because of the use of these estimates and assumptions.

Revenue Recognition

    Revenue for products, reported net of sales allowances and other discounts, is recognized at the time of shipment to customers. Shipping and handling fees billed to customers are reflected as part of net revenues; related freight costs associated with shipping products to customers are included as a component of the cost of products. Amounts received from customers for products pending shipment are reflected in accrued liabilities. The Company allows customers to return products for a specified period from the date of shipment and provides an allowance for returns based on historical experience.

    When any trial period has elapsed, membership revenues with respect to clubs for which the Company has an ongoing obligation are recorded on the balance sheet net of direct solicitation costs and are amortized into income over the membership period, generally 12 months. Revenues and the related expenses on clubs for which the Company has no significant ongoing obligation are currently recognized immediately, once any trial period has elapsed. An allowance for cancellations is established based upon historical return experience.

    A member may cancel his or her membership at any time during an initial annual membership term or subsequent renewal term. During the fourth quarter of 1999, the Company refined its estimates of membership returns to reflect revised membership return policies and current cancellation and refund amount experience. The impact of this change in estimate was to increase net revenues by $3.2 million.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101"). The Company will adopt SAB 101 effective January 1, 2000. In accordance with SAB 101, the Company will defer the recognition of revenues and direct solicitation costs on all membership programs and amortize such revenues and costs, after the trial period has elapsed, over the membership period, generally twelve months; costs and revenues associated with extended warranty service contracts will be deferred and recognized at the end of the return period, generally three months. The cumulative effect of this change in accounting principle as of January 1, 2000 is currently estimated to result in a non-cash after-tax charge in first quarter 2000 of approximately $13 million.

Membership Solicitation and Other Deferred Costs

    Membership solicitation costs principally include telemarketing costs, transaction fees, printing, postage and fulfillment kit costs. Such costs are deferred and charged to operations as revenues from membership fees are recognized. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

Cash Equivalents

    Cash includes cash equivalents consisting of highly liquid, short-term investments purchased with original maturities of three months or less and are recorded at cost, which approximates market value.

Trade Accounts Receivable

    The Company offers its customers varying installment plans with no finance charges payable to the Company. At December 31, 1999 and 1998, receivables associated with such plans approximated $7.0 million and $23.4 million, respectively and are included in trade accounts receivable. Allowances for uncollectible trade and other accounts receivable were $1.0 million and $2.3 million at December 31, 1999 and 1998, respectively.

Merchandise Inventories

    Merchandise inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable market value.

Deferred Catalog Costs

    Costs directly associated with the production and mailing of the Company's catalogs are deferred and amortized over estimated periods in which related revenues are generated, generally three months or less.

Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes is generally accounted for using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Buildings and improvements	10 to 30
Computer hardware and software	3 to 5
Furniture, fixtures and warehouse equipment	7 to 10
Leasehold improvements	2 to 10

    Leasehold improvements are amortized over the shorter of their estimated useful lives or the applicable lease period. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is removed from the related accounts and any residual balance is charged or credited to operations.

Intangible and Other Assets

    Intangible assets arose from the acquisition of COMB Corporation ("COMB") during 1993 and consisted of a non-competition agreement, customer lists and the excess purchase price over the book value of net assets acquired. In the fourth quarter of 1998, the Company recorded a goodwill write-down in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which eliminated all remaining goodwill. See Note 11.

    Prior to the fourth quarter of 1998, intangible assets were amortized on a straight-line basis over various periods not exceeding 25 years.

Income Taxes

    Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes based on income tax rates in effect at the balance sheet date.

Stock Option Plans

    The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides the pro forma footnote disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

Fair Value of Financial Instruments

    Financial instruments held by or owed to the Company include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings. The carrying amounts as reported in the accompanying consolidated balance sheets approximate their fair values due principally to their short maturities.

Note 2. Earnings (Loss) Per Share

    Basic earnings per share is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted earnings per share assumes conversion of potentially dilutive securities to shares of common stock outstanding during the applicable periods. Potentially dilutive securities include stock options that have been granted to employees and directors of the Company. The components of basic earnings per share, diluted earnings per share and earnings per share are as follows:

	Net income (loss)	Weighted average shares outstanding	Per share amount
	(Amounts in thousands except for per share data)
1999
Basic earnings per share	$1,236	5,877	$0.21
Dilutive effect of stock options	—	300	(0.01)

Diluted earnings per share	$1,236	6,177	$0.20

1998
Basic loss per share	$(19,615)	7,250	$(2.71)
Dilutive effect of stock options	—	—	—

Diluted loss per share	$(19,615)	7,250	$(2.71)

1997
Basic earnings per share	$6,305	8,033	$0.78
Dilutive effect of stock options	—	447	(0.04)

Diluted earnings per share	$6,305	8,480	$0.74

    In 1998, options to purchase 1,901,333 shares of the Company's Class A Common Stock (the "Common Stock") were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note 3. Property and Equipment

    At December 31, property and equipment consisted of the following:

	1999	1998
	(Amounts in thousands)
Land and land improvements	$2,285	$2,702
Building	10,027	9,290
Furniture, fixtures and warehouse equipment	6,537	7,267
Computer hardware and software	31,253	27,848
Leasehold improvements	5,130	5,132
Assets under construction	107	401

Property and equipment, gross	55,339	52,640
Accumulated depreciation and amortization	(29,875)	(22,490)

Property and equipment, net	$25,464	$30,150

Note 4. Financing Arrangements

    The Company maintains a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Up to $20 million of the facility is available for stand-by and documentary letters of credit. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the reference rate or LIBOR plus spreads that vary based on excess availability, as defined. At December 31, 1999, the Company had no borrowings, had $5.5 million of letters of credit outstanding and was in compliance with its financial covenant under the credit agreement.

Note 5. Shareholders' Equity

    During 1998, a series of junior participating preferred stock ("Series C Preferred Stock") was established. The holders of shares of Series C Preferred Stock are entitled to receive, if declared by the Board of Directors, quarterly dividends equal to the greater of $1 or one hundred times the aggregate per share amount of all cash dividends, and one hundred times the aggregate per share amount of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock, declared on the Common Stock. Each share of Series C Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. There were no shares of "Series C Preferred Stock" outstanding at December 31, 1999 or 1998.

    During 1999, 1998 and 1997, the Company repurchased approximately 794,000, 2.0 million and 72,500 shares, respectively, of its Common Stock at an aggregate cost of $7.1 million, $15.8 million and $701,000, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open-market transactions. During the fourth quarter of 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 1999 no shares had been purchased under this program and all share repurchases authorized under previous programs were completed.

    On January 30, 1998, the Board approved a stock purchase plan pursuant to which non-employee directors could purchase in aggregate 50,000 shares of Common Stock at a price per share equal to the average of the last reported selling price for the 20 trading days preceding the date of purchase. The plan was amended in November 1998 to reduce the number of shares available for purchase to 25,000. At December 31, 1999, 20,000 shares remained available for purchase.

Note 6. Stock Option Plans

    In 1991, the DAMARK International, Inc. Stock Option Plan (the "Plan") was adopted to provide for the granting of incentive stock options ("ISOs") or non-statutory stock options to key employees. At December 31, 1999, 1.6 million shares of Common Stock were reserved for issuance of which approximately 248,000 shares remained available for grant. The purchase price of the shares of Common Stock subject to options granted under the Plan is determined by the Compensation Committee of the Board but shall not be less than 100% of market value on the date of grant for ISOs or less than 85% of market value on the date of grant for non-statutory options. Outstanding ISOs under the Plan vest in three equal annual installments beginning on the first anniversary of the date of grant and expire ten years from the date of grant, subject to cancellation in the event of termination of employment.

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

    On January 30, 1998, the Company granted its chief executive officer an option to purchase 400,000 shares of Common Stock at $10.00 per share contemporaneously with an assignment by him to the Company of his right to purchase 456,548 shares of Common Stock. The option vests in five equal annual installments beginning in 1999, expires ten years from the date of grant and was not granted under the Plan. The Company exercised its assigned purchase rights in 1998, which repurchased shares are included in the aggregate shares repurchased in 1998.  See Note 5.

    Information regarding the Company's stock options is summarized below:

	1999		1998		1997
	Option shares	Weighted average exercise price	Option shares	Weighted average exercise price	Option shares	Weighted average exercise price
	(Amounts in thousands except per share data)
Options outstanding:
Beginning of year	1,901	$8.43	1,372	$9.30	1,189	$8.31
Granted	200	8.23	814	8.53	253	13.66
Canceled	(103)	12.11	(203)	14.96	(24)	7.25
Exercised	(195)	4.78	(82)	7.64	(46)	8.14

End of year	1,803	$8.60	1,901	$8.43	1,372	$9.30

Options exercisable:
End of year	993	$8.37	902	$7.69	878	$8.26

    Options outstanding at December 31, 1999 had exercise prices between $5.00 and $14.50 per share and a weighted average remaining contractual life of 6.8 years.

    The Company accounts for its stock option grants under APB No. 25. Since options have not been granted at less than fair market value on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for option grants been determined consistent with SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would have been reported as follows:

	1999	1998	1997
Net income (loss) (in thousands):
As reported	$1,236	$(19,615)	$6,305
Pro forma	$(388)	$(21,302)	$5,734
Earnings (loss) per share:
As reported:
Basic	$0.21	$(2.71)	$0.78
Diluted	$0.20	$(2.71)	$0.74
Pro forma:
Basic	$(0.07)	$(2.94)	$0.70
Diluted	$(0.06)	$(2.94)	$0.67

    Since the method of accounting required by SFAS No. 123 has not been applied to options granted by the Company prior to January 1, 1995, the above pro forma compensation cost may not be representative of that to be expected in future years. In determining the compensation cost of options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized below:

	1999	1998	1997
Weighted average risk-free interest rate	6.28%	4.41%	6.25%
Weighted average expected life	8 years	8 years	5 years
Weighted average expected volatility	61.41%	60.48%	57.53%
Weighted average fair value	$5.74	$5.85	$7.76

Note 7. Income Taxes

    The Company's provision (benefit) for income taxes for the years ended December 31 is summarized as follows:

	1999	1998	1997
	(Amounts in thousands)
Current	$2,106	$(3,939)	$2,876
Deferred	(1,470)	(6,166)	369

Total	$636	$(10,105)	$3,245

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

	1999	1998	1997
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State income taxes	3.0	—	—
Deferred income tax adjustments	(2.8)	—	—
Other	(0.2)	—	—

Effective income tax rate	34.0%	(34.0)%	34.0%

    The components of the Company's net deferred income tax asset (liability) as of December 31 are as follows:

	1999	1998
	(Amounts in thousands)
Current deferred income tax asset (liability):
Deferred catalog costs	$(5,561)	$(4,840)
Merchandise and membership returns	7,229	6,382
Deferred initial direct costs of club memberships	(1,549)	(4,118)
Inventory valuation	545	917
Allowance for uncollectible accounts	382	820
Other, net	314	346

Net current deferred income tax asset (liability)	1,360	(493)

Long-term deferred income tax asset (liability):
Depreciation	419	63
Intangibles	1,830	1,939
Tax credit carry-forwards	60	526
Other, net	(250)	(86)

Net long-term deferred income tax asset	2,059	2,442

Total deferred income tax asset	$3,419	$1,949

Note 8. Business Segments

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

    In its Membership Services operating segment, the Company develops, markets and manages membership programs that provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company's Catalog Retail segment offers brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home décor, home improvement and sports/fitness

    Segment accounting policies are the same as those described in Note 1 except that the disaggregated financial information presented below has been prepared using the "management approach", which is consistent with the basis and manner in which management evaluates results for purposes of assisting in making internal operating decisions. Certain costs and expenses are allocated between segments based upon standards established and applied by management. These allocations and charges could vary significantly in "arm's length" transactions; consequently, financial information prepared as if the segments were companies operating independently without such allocations and charges could differ materially from the information presented.

    The Catalog Retail segment provides certain discounts to the Preferred Buyers' Club® and Insiders® membership programs managed by Membership Services. Such discounts are allocated entirely to the Catalog Retail segment due to the increase in advertising leverage because member sales per mailing are typically two to three times higher than those experienced by Catalog Retail in other customer segments.

    The Company's Catalog Retail segment also provides names of potential members to its Membership Services segment on an on-going basis. Consequently, inter-segment charges intended to approximate the success fees and commissions paid by the Membership Services segment to external clients for name acquisition is reflected to the benefit of the Catalog Retail segment. Since independent parties did not negotiate such commissions, the charges do not reflect what a third party might receive in an arm's length business transaction.

Note 8. Business Segments (Continued)

    Selected statement of operations and statement of cash flows data for the years ended December 31 by business segment is set forth below.

	Catalog Retail(1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
1999
Net revenues	$292,758	$138,188	$—	$430,946
Cost of products sold	204,449	—	—	204,449
Other expenses(2)	114,516	108,692	1,310	224,518

Operating (loss) income	(26,207)	29,496	(1,310)	1,979
Interest and other expense, net	67	22	468	557

(Loss) income before taxes and extraordinary gain (loss)	(26,274)	29,474	(1,778)	1,422
Income tax provision	—	—	483	483

(Loss) income before extraordinary gain (loss)	(26,274)	29,474	(2,261)	939
Extraordinary gain (loss), net of tax	450	—	(153)	297

Net (loss) income	(25,824)	29,474	(2,414)	1,236
Depreciation and amortization	5,303	2,162	195	7,660
Net changes in working capital and other	7,801	(4,111)	6,363	10,053

Net cash provided by (used for) operations	$(12,720)	$27,525	$4,144	$18,949

Property and equipment additions, net(4)	$(2,560)	$398	$—	$(2,162)
Net cash (used for) provided by investments	(2,556)	417	(1,633)	(3,772)
Net cash (used for) provided by financing	(10,550)	1,532	(2,003)	(11,021)
1998
Net revenues	$395,047	$89,369	$—	$484,416
Cost of products sold	311,157	—	—	311,157
Other expenses(2,3)	114,959	73,175	11,094	199,228

Operating (loss) income	(31,069)	16,194	(11,094)	(25,969)
Interest and other expense, net	—	—	3,751	3,751

(Loss) income before taxes	(31,069)	16,194	(14,845)	(29,720)
Income tax benefit	—	—	10,105	10,105

Net (loss) income	(31,069)	16,194	(4,740)	(19,615)
Depreciation and amortization	7,152	2,659	10,675	20,486
Net changes in working capital and other	51,576	19,365	(12,185)	58,756

Net cash provided by (used for) operations	$27,659	$38,218	$(6,250)	$59,627

Property and equipment additions, net	$(5,740)	$(1,913)	$—	$(7,653)
Net cash used for investments	(3,674)	(2,029)	—	(5,703)
Net cash (used for) provided by financing	(57,130)	(21,944)	24,725	(54,349)
1997
Net revenues	$530,271	$64,356	$—	$594,627
Cost of products sold	423,411	—	—	423,411
Other expenses(2)	113,723	45,295	824	159,842

Operating (loss) income	(6,863)	19,061	(824)	11,374
Interest and other expense, net	—	—	1,824	1,824

(Loss) income before taxes	(6,863)	19,061	(2,648)	9,550
Income tax provision	—	—	(3,245)	(3,245)

Net (loss) income	(6,863)	19,061	(5,893)	6,305
Depreciation and amortization	5,713	2,179	824	8,716
Net changes in working capital and other	(42,045)	(4,211)	787	(45,469)

Net cash (used for) provided by operations	$(43,195)	$17,029	$(4,282)	$(30,448)

Property and equipment additions, net	$(7,499)	$(2,500)	$—	$(9,999)
Net cash used for investments	(7,616)	(2,539)	—	(10,155)
Net cash provided by (used for) financing	42,275	6,286	(7,486)	41,075

(1)
Discounts provided to Preferred Buyers' Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $10,943, $29,552 and $46,105 in 1999, 1998 and 1997, respectively.

(2)
Includes inter-segment transfers to Catalog Retail from Membership Services of $19,090, $18,655 and $18,168 in 1999, 1998 and 1997, respectively.

(3)
1998 Corporate expenses include $9,852 of asset impairment charges and $419 of unallocated unusual expense. See Note 11.

(4)
Includes $1.0 million of proceeds from land condemnation in 1999.

    Selected balance sheet data as of December 31 by business segment is as follows:

	Catalog Retail	Membership Services	Corporate	Consolidated
1999
Cash and cash equivalents	$—	$—	$3,927	$3,927
Non-cash current assets	52,933	36,406	3,159	92,498
Net property, equipment and other assets	20,273	5,331	4,017	29,621

Total assets	$73,206	$41,737	$11,103	$126,046

Non-interest bearing current liabilities	$32,046	$62,330	$2,253	$96,629
Investment in segment/shareholders' equity	41,160	(20,593)	8,850	29,417

Total liabilities and equity	$73,206	$41,737	$11,103	$126,046

1998
Cash and cash equivalents	$—	$—	$49	$49
Non-cash current assets	78,103	21,821	7,101	107,025
Net property, equipment and other assets	22,381	7,932	2,960	33,273

Total assets	$100,484	$29,753	$10,110	$140,347

Non-interest bearing current liabilities	$48,774	$51,878	$493	$101,145
Borrowings	—	—	5,140	5,140
Investment in segment/shareholders' equity	51,710	(22,125)	4,477	34,062

Total liabilities and equity	$100,484	$29,753	$10,110	$140,347

    Net sales by product category for the years ended December 31 were as follows:

	1999	1998	1997
	(Amounts in thousands)
Computer	$41,273	$94,137	$151,252
Consumer electronics	57,502	80,802	107,071
Home office	32,774	51,690	74,759
Home improvement	40,601	46,670	59,163
Home décor	52,868	56,352	67,219
Sports/fitness	23,358	25,643	32,762
Membership services	138,188	89,369	64,356
Other	44,382	39,753	38,045

Total	$430,946	$484,416	$594,627

Note 9. Commitments and Contingencies

Leases

    The Company leases its offices, certain warehouse facilities and certain other equipment under renewable operating lease agreements expiring at various dates through 2006. Lease expense for the years ended December 31, 1999, 1998 and 1997 was $5.3 million, $5.7 million, $5.1 million, respectively. In addition, the Company entered into several sublease arrangements during 1999. Under these arrangements the Company recorded $58,000 of sublease rental revenues during 1999. Future minimum lease commitments and sublease rentals under non-cancelable operating leases as of December 31, 1999 are as follows:

	Lease Commitments	Sublease Rentals	Net
	(Amounts in thousands)
2000	$4,095	$551	$3,544
2001	2,011	551	1,460
2002	847	275	572
2003	328	—	328
2004 and thereafter	342	—	342

Total	$7,623	$1,377	$6,246

Certain Agreements

    The Company has an employment agreement with its chief executive officer that provides that his employment may not be terminated other than for cause before December 31, 2002. The employment term automatically extends for one year on each January 1, unless notice of non-extension is given. In addition, the Company and its chief executive officer have also entered into an agreement providing his estate the right to require the Company to repurchase all or a portion of his shares of Common Stock at the then current market price, up to an aggregate of $5,000,000. The Company carries insurance on its chief executive officer's life in an amount in excess of its obligation under this agreement.

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

    The DAMARK 401(k) Retirement Plan (the "Retirement Plan") is an employee savings plan qualified under Section 401(k) of the Internal Revenue Code of 1954. The Retirement Plan covers substantially all employees of the Company who have attained age 21 and have completed at least one year of service, as defined. Under the plan, employees generally may elect to make, subject to limitations, pre-tax salary reduction contributions of up to 20% of their annual base salary. The Company's matching contribution to the Retirement Plan is currently 25% of the employees' contribution, subject to certain limitations. Although the Retirement Plan also allows the Company to make certain discretionary contributions, no such contributions were made in 1999, 1998 or 1997.

    The Company has a deferred compensation plan for non-employee members of its Board. Under this plan, such directors are able to defer all or part of their fees for service and have such fees invested in Common Stock equivalents distributable as Common Stock upon termination of services, death or a change in control.

Contingencies

    In conjunction with the construction of its distribution and warehouse facility in 1994, the Company entered into a contract with the Brooklyn Park Economic Development Authority (the "Authority") in which the Authority agreed to reimburse the Company for certain development costs incurred. Such costs were reimbursable from tax increment funds directly attributed to the development. In December 1998, the Company obtained a note from the Authority for the remaining funds to be reimbursed and assigned the note to the Authority in exchange for a payment equal to the $2.4 million principal amount of the note. In the event there is insufficient tax increment to make scheduled payments of principal and interest on the note, the Company is obligated, at the Authority's request, to repurchase the note.

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which is a member of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been substantially completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. The case is scheduled for trial in May 2000. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

    In addition to the foregoing, the Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of such matters will not have a material effect on the financial position or operations of the Company.

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

    In October 1998, the Internet Tax Freedom Law was passed. This law establishes a three year moratorium on the taxation of internet access and electronic commerce. Currently the Company collects and remits sales taxes in only those states in which it has a physical presence; however, there can be no guarantee that electronic commerce sales will not become subject to sales tax in the future.

Note 10. Officer Note Receivable

    In January 1999, the Company made a loan to its chief executive officer for $1.5 million evidenced by a promissory note which bears interest on the unpaid principal balance at the prime rate plus 1%. Payment of principal and interest is due January 4, 2001. A security interest in Common Stock owned by its chief executive officer has been granted to the Company as security for the payment of the note.

Note 11. Impairment of Long-Lived Assets

    During the fourth quarter of 1998, in response to actual and projected net losses incurred during prior and future periods and in accordance with SFAS No. 121, the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $824,000 relating to other impaired long-lived assets such as furniture and fixtures and computer hardware. Also, during fourth the quarter of 1998, in connection with the Company's ongoing review of its Year 2000 compliance status, approximately $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998 and wrote off approximately $521,000 of unamortized leasehold improvements no longer in use. All of these charges are included in the Company's 1998 loss from operations.

    The write-down of goodwill eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired due to the Company's inability to generate future operating income from catalog mailings under the COMB name without substantial additional investment to revive this brand.

Note 12. Recently Issued Accounting Pronouncement

    SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will be effective for the Company beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DAMARK International, Inc.:

    We have audited the accompanying consolidated balance sheets of DAMARK International, Inc. (a Minnesota corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. The consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DAMARK International, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 26, 2000

SELECTED QUARTERLY FINANCIAL DATA
Unaudited Quarterly Financial Data

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar and share amounts in thousands except per share amounts)
Net revenues	$109,428	$112,246	$92,586	$116,686
Gross profit percentage	43.7%	50.5%	56.8%	59.5%
(Loss) income before extraordinary gain	(906)	(1,733)	(2,393)	5,971
Extraordinary gain, net	—	297	—	—
Net (loss) income	(906)	(1,436)	(2,393)	5,971
Earnings (loss) per common share:
Basic	(0.15)	(0.24)	(0.40)	1.08
Diluted	(0.15)	(0.24)	(0.40)	0.99

	1998
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar and share amounts in thousands except per share amounts)
Net revenues	$135,136	$115,645	$93,959	$139,676
Gross profit percentage	32.6%	31.6%	38.5%	40.4%
Net income (loss)	135	(4,606)	(5,633)	(9,511)
Earnings (loss) per common share:
Basic	0.02	(0.62)	(0.77)	(1.50)
Diluted	0.02	(0.62)	(0.77)	(1.50)

PART II.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding members of the Company's Board of Directors is set forth below:

    Jack W. Eugster (54) has been a director of the Company since February 1991 until January 2000 when he resigned. Mr. Eugster has been Chairman and Chief Executive Officer of Musicland Stores Corporation for more than five years. Mr. Eugster is also a director of Donaldson Co., a manufacturer of filtration devices; ShopKo, Inc., a regional discount store chain; Jostens, Inc., a marketer of school merchandise; and MidAmerican Energy Co., a public utility. Mr. Eugster was elected as a director of the Company at its Annual Meeting of Shareholders in 1997 for a three year term expiring at the Annual Meeting of Shareholders in 2000.

    Harold Roitenberg (73) has been a director of the Company since February 1991until January 2000 when he resigned. Since 1982, Mr. Roitenberg has been a private investor. From 1979 to 1982, Mr. Roitenberg was the Chairman of Modern Merchandising, Inc., a catalog showroom operator. Mr. Roitenberg is also currently a director of Service Merchandise Company, Inc., a catalog showroom operator. Mr. Roitenberg was elected as a director of the Company at its Annual Meeting of Shareholders in 1997 for a three year term expiring at the Annual Meeting of Shareholders in 2000.

    Thomas A. Cusick (55) has been a director of the Company since May 1993. Mr. Cusick has been Chief Operating Officer of TCF Financial Corporation, a Minneapolis-based national bank holding company with banks in Minnesota, Illinois, Wisconsin, Colorado and Michigan, since January 1997 and Vice Chairman since January 1993. Prior thereto, he was President and Chief Operating Officer of TCF Financial Corporation since its formation in 1987. Mr. Cusick also served as Chairman of TCF Bank Minnesota, fsb, a federally chartered stock savings bank and a wholly owned subsidiary of TCF Financial Corporation and as Chief Executive Officer of TCF Bank. He served as Vice Chairman of TCF Bank from 1991 to January 1997 and prior thereto as Executive Vice President and Director of Banking Services of TCF Bank. Currently, he serves as a director of TCF Financial Corporation. Mr. Cusick was elected as a director of the Company at its Annual Meeting of Shareholders in 1999 for a three year term expiring at the Annual Meeting of Shareholders in 2002.

    Joel N. Waller (60) has been a director of the Company since May 1993 until February 2000 when he resigned. Mr. Waller has been Chairman of Wilsons The Leather Experts, a specialty retailer with over 500 stores nationwide, since 1992 and served as its President from 1983 to 1992. Mr. Waller was Vice President of Melville Corporation, a retail conglomerate, from 1986 to 1996. Currently Mr. Waller is a director of Lakes Gaming, Inc., a gaming company, and Rainforest Cafe, Inc., a specialty restaurant chain. Mr. Waller was elected as a director of the Company at its Annual Meeting of Shareholders in 1999 for a three year term expiring at the Annual Meeting of Shareholders in 2002.

    Mark A. Cohn (42) has been a director of the Company since its inception in 1986. He is a founder of the Company and has been the Chief Executive Officer since 1986. Mr. Cohn was elected as a director of the Company at its Annual Meeting of Shareholders in 1998 for a three year term expiring at the Annual Meeting of Shareholders in 2001.

    Stephen J. Hemsley (47) has been a director of the Company since June 1997. Mr. Hemsley has been President and Chief Operating Officer of United Healthcare Corporation since September 1999 and served in various executive capacities from June 1997 to September 1999. Prior to Mr. Hemsley's appointment at United Healthcare, he served 23 years with Arthur Andersen LLP, his last position being Managing Partner, Strategy and Planning, and Chief Financial Officer for Arthur Andersen Worldwide. Mr. Hemsley was elected as a director of the Company at its Annual Meeting of Shareholders in 1998 for a three year term expiring at the Annual Meeting of Shareholders in 2001.

    Ralph Strangis (63) has been a director of the Company since February 1991; he was elected lead director in May 1995. Mr. Strangis has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A., counsel to the Company, for more than five years. Mr. Strangis is also a director of TCF Financial Corporation, a Minneapolis-based national bank holding company with banks in Minnesota, Illinois, Wisconsin, Colorado and Michigan. Mr. Strangis was elected as a director of the Company at its Annual Meeting of Shareholders in 1998 for a three year term expiring at the Annual Meeting of Shareholders in 2001.

    George S. Richards (35) was appointed a director of the Company in February 2000 for a term expiring at the Annual Meeting of Shareholders in 2000. Mr. Richards has been the Company's President and Chief Operating Officer since September 1998 and has served in various executive capacities as a company officer since December 1995.

    Set forth below are the executive officers of the Company as of March  , 2000, their ages, titles, the date first appointed as an officer of the Company and employment history for the past five years:

Name	Age	Title
Mark A. Cohn	42	Chairman and Chief Executive Officer
George S. Richards	35	President and Chief Operating Officer
Stephen P. Letak	44	Executive Vice President and Chief Financial Officer
Michael D. Moroz	36	Senior Vice President—Marketing Services
Rodney C. Merry	42	Senior Vice President and Chief Information Officer

    Executive officers of the Company are elected at the discretion of the Board with no fixed term, except for Mr. Cohn. Mr. Cohn serves as Chairman and Chief Executive Officer under the terms of an employment agreement which provides that his employment may not be terminated by the Company before December 31, 2002, other than for cause. The agreement automatically extends for one year on each January 1, unless notice of non-extension is given. There are no family relationships between or among any of the executive officers or directors of the Company.

    Mr. Cohn has been Chairman, Chief Executive Officer and a director of the Company since its inception in 1986. He is a founder of the Company. In January 2000, in addition to his ongoing role as Chief Executive Officer of Damark International, Inc., Mr. Cohn became Chief Executive Officer of the Company's newly formed subsidiary ClickShip Direct, Inc. Mr. Cohn was elected as a director of the Company at its Annual Meeting in 1998 for a 3 year term expiring at the Annual Meeting of Shareholders in 2001.

    Mr. Richards has been the Company's President and Chief Operating Officer since September 1998 and has served it in various capacities as an officer since December 1995 and as a consultant since February 1995. From January 1994 to February 1995, Mr. Richards was Vice President of Marketing and Business Development with Montgomery Ward Direct, LP. Mr. Richards will be the Chief Executive Officer of The Membership Company.

    Mr. Letak has been the Company's Executive Vice President and Chief Financial Officer since September 1998. From August 1987 to September 1998, Mr. Letak served in various capacities as an officer of Berkley Administrators, a division of W.R. Berkley Corporation, most recently as President.

    Mr. Moroz has been the Company's Senior Vice President—Marketing Services since September 1998 and has served it in various capacities as an officer since June 1994. Mr. Moroz joined the Company in 1988.

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

Section 16(a) Reporting

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during 1999 until the date of this proxy, its officers, directors and greater than 10 percent shareholders complied with all applicable Section 16(a) filing requirements.

PART III.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation and Other Information

Summary of Cash and Certain Other Compensation

    The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the five other highest compensated executive officers of the Company (as determined as of the end of the Company's most recent fiscal year) for each of the fiscal years ended December 31, 1997, 1998 and 1999.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Awards
	Annual Compensation
					Securities Underling Options/ SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)			All Other Compensation ($)(3)
Mark A. Cohn	1999	$475,000	$712,500	$—	—		$—
Chairman and Chief	1998	475,000	—	—	400,000	(4)	—
Executive Officer	1997	475,000	—	—	—		—
George S. Richards	1999	325,000	$487,500	—	30,000	(5)	1,440
President and Chief	1998	274,519	—	—	110,000	(6)	1,440
Operating Officer	1997	209,808	—	—	30,000	(7)	45,947
Michael D. Moroz	1999	250,000	337,500	—	—		1,440
Senior Vice President	1998	250,000	—	—	—		1,440
Marketing Services	1997	209,808	—	—	29,500	(7)	1,440
Rodney C. Merry	1999	200,000	270,000	—	—		1,440
Chief Information Officer	1998	183,096	—	—	15,000	(8)	1,440
Senior Vice President	1997	155,000	—	—	—		3,081
Stephen P. Letak	1999	250,000	337,500	—	—		695
Executive Vice President	1998	73,077	25,000	—	75,000	(9)	—
Chief Financial Officer	1997	—	—	—	—		—

(1)
Reflects bonus earned for the respective year, although all or a portion of the bonus may have been paid during the next year. No bonuses were earned by the Company's executive officers in 1997 or 1998, except for an employment bonus paid to Mr. Letak in 1998.

(2)
Other Annual Compensation consists of living allowances, automobile allowances and related reimbursements. Pursuant to the rules of the Securities and Exchange Commission, personal benefits are not shown if the aggregate amount is not larger than the lesser of (i) 10% of total annual salary and bonus or (ii) $50,000.

(3)
Amounts represent the Company's matching contribution for each respective executive's individual contributions to the Company's 401(k) Plan, except for Mr. Richards whose 1997 amount includes the forgiveness of a personal loan; Mr. Richards' 1997 amounts also include the Company's matching contribution to the Company's 401(k) plan.

(4)
On January 30, 1998, contemporaneously with an assignment by Mr. Cohn to the Company of his right to purchase 456,548 shares of the Company's Common Stock at $9.15 per share, Mr. Cohn was granted a non-statutory option to purchase 400,000 shares of Common Stock at $10.00 per share vesting in equal installments in January 1999, 2000, 2001, 2002 and 2003.

(5)
In August 1999, Mr. Richards received an option to purchase 30,000 shares of Common Stock at $6.625 per share vesting in equal installments in June 2000, 2001 and 2002.

(6)
In June 1998, Mr. Richards received an option to purchase 50,000 shares of Common Stock at $8.25 per share vesting in equal installments in June 1999, 2000 and 2001. In connection with his promotion to President and Chief Operating Officer in September 1998, Mr. Richards was granted an option to purchase 60,000 shares of Common Stock at $6.50 per share vesting in equal installments in September 1999, 2000 and 2001.

(7)
In October 1997, Mr. Richards and Mr. Moroz received options to purchase 30,000 and 29,500 shares of Common Stock at $13.625 per share; the options vest in equal installments in October 1998, 1999 and 2000.

(8)
In connection with his promotion to Chief Information Officer and Senior Vice President in September 1998, Mr. Merry was granted an option to purchase 15,000 shares of Common Stock at $6.50 per share vesting in equal installments in September 1999, 2000 and 2001.

(9)
In connection with his commencement of employment with the Company in September 1998, Mr. Letak received an option to purchase 75,000 shares of Common Stock at $5.813 per share vesting in equal installments in September 1999, 2000 and 2001.

    The Company has not made any restricted stock grants to any of the executive officers named in the Summary Compensation Table.

Option Grants During Fiscal Year Ended December 31, 1999

    The following table summarizes information relating to options granted during the fiscal year ended December 31, 1999 to the executive officers named in the Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed Annual Rates of Stock Prices Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted (#)(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year
Name			Exercise or Base Price ($/Sh)	Expiration Date
					5% ($)	10% ($)
Mark A. Cohn	—	—	—	—	—	—
George S. Richards	30,000	14.9%	$6.625	August 2009	$323,743	$515,506
Stephen P. Letak	—	—	—	—	—	—
Michael D. Moroz	—	—	—	—	—	—
Rodney C. Merry	—	—	—	—	—	—

(1)
The above option grants vest in three equal installments commencing on the first anniversary of the date of grant, subject to continued employment with the Company.

Option Exercises and Year-End Value Table

    The following table summarizes information relating to options exercised in 1999 and unexercised stock options as of December 31, 1999 of the executive officers named in the Summary Compensation Table. There were no stock appreciation rights (SARs) outstanding at December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 1999 Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at December 31, 1999($)(1) Exercisable/Unexercisable
Mark A. Cohn	—	—	180,000/320,000	$1,135,000/$1,840,000
George S. Richards	—	—	116,666/113,334	847,495/915,005
Stephen P. Letak	—	—	25,000/50,000	248,425/496,850
Rodney C. Merry	—	—	65,000/10,000	357,500/92,500
Michael D. Moroz	—	—	80,166/9,834	369,040/20,897

(1)
The dollar amount represents the positive spread between the exercise price of options and the year-end price per share. The price per share of the Company's Common Stock on the National Market tier of The Nasdaq Stock Market on December 31, 1999, the last trading day of the year, was $15.75 per share.

Employment Contracts, Severance and Change in Control Arrangements

    The Company has entered into an Amended and Restated Employment Agreement with Mark A. Cohn in connection with Mr. Cohn's employment as Chairman and Chief Executive Officer of the Company which provides that Mr. Cohn's employment may not be terminated by the Company before December 31, 2002 other than for cause; the employment term automatically extends for one year on each January 1, unless notice of non-extension is given. Mr. Cohn's minimum annual base salary during the term of the employment agreement is $475,000 and Mr. Cohn is eligible to receive incentive compensation under the Company's incentive compensation plan. Mr. Cohn's employment agreement provides for the payment of severance benefits in the event of termination of employment under certain circumstances. Prior to a change in control (as defined) or following 24 months after a change in control, in the event of a termination of Mr. Cohn's employment by the Company without cause (as defined) or by Mr. Cohn with good reason (as defined), Mr. Cohn is entitled to receive his base salary for 36 months, a bonus based on the average of the last two years' bonuses, continued participation in the Company's benefit plans for the balance of the term of the employment agreement and outplacement services. In the event of a termination of Mr. Cohn's employment prior to a change in control by the Company for cause or by Mr. Cohn's voluntary resignation, Mr. Cohn's compensation and benefits shall be as determined in the Company's applicable benefit plans and policies, except that in the event of voluntary resignation by Mr. Cohn, he shall be entitled to receive a pro rata portion of the bonus for the year of resignation. Within 24 months following a change in control, if Mr. Cohn's employment is terminated by the Company without cause or by Mr. Cohn with good reason (including termination by Mr. Cohn regardless of reason within the 60-day period immediately following the first anniversary of a change in control and including death or disability within one year after a change in control), Mr. Cohn is entitled to receive a lump sum payment equal to three times his annual salary, a bonus based on the average of the last two years' bonus plus a pro rata portion of the bonus for the year of termination, continued participation in the Company's benefits plans for three years, outplacement services, a lump sum payment of the value of forfeited stock incentives, a lump sum payment for the unvested portion of all other deferred benefits and a full gross-up payment for excise taxes. Following a change in control, if Mr. Cohn's employment is terminated by the Company with cause or by Mr. Cohn without good reason, Mr. Cohn's compensation and benefits shall be as determined under the Company's applicable benefit plans and policies. Under the employment agreement, Mr. Cohn has agreed not to compete with the Company during the term of his employment and, in the event he voluntarily resigns or the Company terminates his employment for cause, for a period equal to the longer of one year after such termination or the balance of the term of the employment agreement. In the event of a change in control, Mr. Cohn has agreed not to compete with the Company for a period of one year regardless of the reason for termination. In addition, Mr. Cohn has made certain nonsolicitation and nondisparagement agreements for a three-year period following termination prior to a change in control and for a one-year period following termination after a change in control.

    The Company and Mr. Cohn have entered into an agreement providing Mr. Cohn's estate the right to require the Company to repurchase all or a portion of Mr. Cohn's shares of Common Stock in the event of his death based on and at the then current market price, up to an aggregate amount of $5,000,000. The Company carries insurance on Mr. Cohn's life in excess of its obligation under this repurchase agreement. The agreement also provides that Mr. Cohn's shares after his death are subject to a right of first refusal in favor of the Company before any transfer can be made of such shares except for transfers to a family member or trust for the benefit of a family member, a registered public offering, or any sale made pursuant to Rule 144. In addition, the agreement provides Mr. Cohn with piggyback registration rights so long as he owns more than 250,000 shares of the Company's Common Stock. The agreement terminates if the number of shares beneficially owned by Mr. Cohn is less than 5% of the outstanding shares of Common Stock.

    The Company has entered into Severance, Confidentiality and Noncompete Agreements with Messrs. Letak and Merry, executive officers of the Company. Prior to a change in control (as defined), in the event of a termination of the executive's employment by the Company without cause (as defined) or by voluntary resignation of the executive, the executive is entitled to receive his base salary for 24 months, a pro rata bonus for the year of termination if the executive terminates on or after July 1 in any year, continued participation in the Company's benefit plans for 24 months and outplacement services, provided that if the executive voluntarily resigns the Company has the option to waive the noncompete covenants of the agreement and pay no severance benefits, modify the term of the noncompete covenants to one year and pay 50% of the severance benefits or pay all severance benefits and receive a two-year noncompete covenant. In the event of termination of the executive's employment for cause prior to a change in control by the Company, the executive's compensation and benefits shall be as determined under the Company's applicable benefit plans and policies.

    In addition, the Company has entered into Change in Control, Confidentiality and Noncompete Agreements with Messrs. Letak, Moroz and Merry, executive officers of the Company. Within 24 months following a change in control, if the executive is terminated by the Company without cause or by the executive with good reason (including termination by the executive regardless of reason within the 60-day period immediately following the first anniversary of the change in control and including death or disability within one year after a change in control), the executive is entitled to receive a lump sum payment equal to two times his annual salary, a bonus equal to the greater of the average of the bonuses for the last three years and the target bonus for the current year assuming 100% payout, plus the target bonus for the current year assuming 100% payout pro-rated for the portion of the year prior to termination, continued participation in the Company's benefits plans for two years, outplacement services, a lump sum payment for the value of forfeited stock incentives, a lump sum payment for the unvested portion of all other deferred benefits and a full gross-up payment for excise taxes. Following a change in control, if the executive's employment is terminated by the Company without cause or by the executive with good reason (other than as described above), the executive's compensation and benefits shall be as determined under the Company's applicable benefits plans and policies. In the event of a change of control the executives have agreed not to compete with the Company for a period of one year regardless of the reason for termination. In addition, the executives have made certain nonsolicitation and nondisparagement agreements for a three-year period following termination period to a change in control and for a one-year period following termination after a change in control.

    All options granted under the DAMARK International, Inc. 1991 Stock Option Plan and the options granted to Mr. Cohn in January 1998 vest immediately in the event of a change in control. None of the obligations of the Company under any employment, severance or change in control agreement are funded obligations.

Compensation Committee Interlocks and Insider Participation

    None of the two directors who currently serve on the Company's Compensation Committee (Messrs. Cusick and Hemsley) is or has been an executive officer of the Company.

Board Compensation Committee Report on Executive Compensation

    The Company's Compensation Committee (the "Committee") is composed of the following two directors who are not executive officers of the Company: Thomas A. Cusick and Stephen J. Hemsley. The Committee is authorized to review compensation arrangements for the executive officers of the Company and to administer the Company's Option Plan including grants of options under the Option Plan. In determining compensation for executive officers, the Committee considers base salary, incentive compensation and stock options in constructing a total compensation package that will provide base salary at a level consistent with comparable companies and reflect normal average percentage increases, bonuses for achieving performance results that are expected to enhance the value of the Company's Common Stock and stock options which encourage retention of executive officers and provide them with long-term rewards which are consistent with the interests of the Company's shareholders.

Base Salary

    The following general factors are taken into consideration in determining annual base salaries for the executive officers: (i) recommendations from the Chairman and Chief Executive Officer and from the President and Chief Operating Officer, (ii) compensation information available to the Company with respect to membership services companies and direct mail companies, and (iii) the level of compensation required to attract and retain new executive officers to the Company. No specific weighting is assigned to specific factors by the Committee.

    The Committee intends that base salaries of the executive officers be set at a level that is competitive with membership services, direct mail and other growth companies comparable to the Company in terms of expected annual revenues and strategic priorities. The Committee believes that base salary levels are competitive if they approximate the level of average base salaries for comparable companies. In October 1997, Messrs. Moroz and Richards each received salary increases to $250,000 in recognition of their promotions to Senior Vice Presidents of the Company. In September 1998, Mr. Richards received a salary increase to $325,000 in recognition of his promotion to President and Chief Operating Officer and Mr. Merry received a salary increase to $200,000 in recognition of his promotion to Chief Information Officer and Senior Vice President. In connection with the employment of Mr. Letak in September 1998, the Committee established his base salary at $250,000. The Committee believes that compensation for each of these executive officers met the overall objectives established by the Committee and was within the compensation range for executive officers of similar responsibilities.

Incentive Compensation

    In February 1999, the Committee adopted an incentive compensation plan to provide a bonus pool for eligible employees, including executive officers, based on the achievement of established economic performance levels. For executive officers, there were three components of economic performance, each contributing a specified percentage: catalog cash from operations (50%), membership cash from operations (25%) and membership revenue (25%). Executive officers were entitled to receive incentive compensation expressed as a percentage of the executive officer's annual base salary to the extent actual performance of each component equaled or exceeded a threshold level of 75% of target. Incentive compensation was increased based on a formula related to the amount by which actual economic performance exceeded established performance targets for each component. The components were calculated separately and then combined to determine aggregate incentive compensation for executive officers. In no event would incentive compensation exceed 150% of base annual salary for the Chief Executive Officer and for the President and 135% of base annual salary for each Senior Vice President. The Committee retained the discretion to modify the targets established for each component to take into account special factors that may have affected 1999 performance and extraordinary circumstances, as the Committee deemed appropriate. Based upon the achieved 1999 results, maximum bonuses were earned under the 1999 management incentive plan and were paid to the executive officers in February 2000.

Stock Incentives

    The Compensation Committee believes that stock options are an integral part of the compensation package of the Company's executive officers. By granting options at current market prices and providing for vesting of the options over a period of years, the Committee believes that stock options can be used to attract new executive officers, to retain their services and to align directly the interests of the executive officers and the shareholders in the long-term performance of the Company and the appreciation of its Common Stock. The Committee also grants additional stock options to executive officers when they are promoted or assume significantly increased responsibilities, or to recognize significant contributions to the Company. During 1999, the Committee granted 30,000 options to Mr. Richards in August 1999 in recognition of his contributions to the Company.

Chief Executive Officer Compensation

    Mark A. Cohn is a founder of the Company and has been the Chief Executive Officer of the Company since its inception in 1986. In recognition of Mr. Cohn's importance to the Company as well as his knowledge of the operations and business of the Company, the Committee approved an employment agreement with Mr. Cohn in August 1992, which was subsequently amended and extended in July 1995 and restated in January 1998. See "Employment Contracts, Severance and Change in Control Arrangements." The employment agreement provides that Mr. Cohn will be employed as Chairman and Chief Executive Officer for a rolling term of three years. Under the agreement, Mr. Cohn's minimum annual base salary is $475,000 per annum, the level established for 1997. Mr. Cohn received the maximum bonus of $712,500 under the 1999 incentive compensation plan described above.

Other Information

    In 1993, Section 162(m) of the Internal Revenue Code was adopted which, beginning in 1994, imposes an annual deduction limitation of $1.0 million on the compensation of certain executive officers of publicly held companies. The Committee does not believe that the Section 162(m) limitation will materially affect the Company in the near future based on the level of the compensation of the executive officers and, if the limitation would become applicable, the Committee would defer payment of a portion of the incentive compensation to remain under the $1.0 million annual deduction limitation.

Thomas A. Cusick Compensation Committee	Stephen J. Hemsley Compensation Committee

COMPARATIVE STOCK PERFORMANCE

    The graph below compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 31, 1994 on a five year annual basis until December 31, 1999 with the cumulative total return of the Russell 2000 Index and the cumulative total return of the Company's peer group index constructed by the Company as described more fully below, over the same period, assuming an initial investment of $100 on December 31, 1994.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

12/31/94 12/31/95 12/31/96	Peer Group $100.00 $146.75 $160.19	DAMARK $100.00 $90.91 $115.15	Russell 2000 $100.00 $128.44 $149.62
12/31/97	$219.49	$118.18	$183.08
12/31/98	$147.26	$98.48	$178.42
12/31/99	$190.20	190.91	$216.35

    The following table reflects the value of a $100 investment made on December 31, 1994 as shown in the above graph as of December 31:

	1995	1996	1997	1998	1999
DAMARK	$90.91	$115.15	$118.18	$98.48	$190.91

Russell 2000 Index	128.44	149.62	183.08	178.42	216.35

Peer Group Index	146.75	160.19	219.49	147.26	190.20

    The Company's Peer Group includes companies focusing on membership services activities including Cendant Corporation, Memberworks, Inc., Metris Companies, Inc. and Fingerhut Companies, Inc., as well as companies focused on direct to consumer merchandise sales with customers similar to those of DAMARK, including Acxiom Corporation, Creative Computers, Inc. and The Sharper Image.

Board of Director Compensation

    Directors who are not employees of the Company (Messrs. Cusick, Eugster, Hemsley, Roitenberg, Strangis and Waller) receive an annual director fee of $10,000, plus a committee meeting fee of $1,000 per committee meeting which is held on a date other than a date of a Board of Directors meeting. Directors who are not employees or officers of the Company may participate, at their election, in the Company's Deferred Compensation Plan for Non-Employee Directors, pursuant to which director fees deferred by the director are converted into common stock equivalents distributable to the director as Common Stock upon termination of services or death of the director or in the event of a change in control. The non-employee directors of the Company have certain stock options which were granted to them when they were first elected directors and, in the case of Mr. Strangis, when he was elected lead director. Non-employee director options were granted at fair market value on the date of grant and became exercisable in three equal installments commencing on the first anniversary of the grant. As the lead director, Mr. Strangis has been elected by the non-employee directors to address on behalf of the Board of Directors various governance matters. Directors may participate in a Director Stock Purchase Plan pursuant to which the non-employee directors could purchase up to 25,000 shares of Common Stock of the Company at a price per share equal to the average last reported sale price for the Company's Common Stock for the twenty trading days preceding the date of purchase.

PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 2000 by each shareholder known to the Company who then beneficially owned more than 5% of the outstanding shares of Common Stock, each director of the Company, each nominee for director, each executive officer named in the Compensation Table set forth later in this Proxy Statement and all executive officers and directors as a group. As of February 28, 2000, there were 5,704,244 shares of Common Stock outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership		Percent of Ownership
Mark A. Cohn	1,331,157	(3)	22.77%
SafeCo Asset Management Company	1,127,100	(4)	19.76%
Dimensional Fund Advisors Inc.	449,500	(5)	7.88%
George S. Richards	116,666	(6)	2.05%
Michael D. Moroz	80,166	(7)	1.41%
Rodney C. Merry	65,000	(8)	1.14%
Stephen P. Letak	75,000	(9)	1.31%
Thomas A. Cusick	64,578	(10)	1.13%
Stephen J. Hemsley	46,666	(11)	0.82%
Ralph Strangis	99,395	(12)	1.74%
All executive officers and directors as a group (8 Persons)	1,846,559	(13)	32.37%

(1)
Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable are deemed outstanding for computing the percentage of ownership for the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
The address of Messrs. Cohn, Richards, Moroz, Merry, and Letak is 7101 Winnetka Avenue North, Minneapolis, Minnesota 55428. The address of SAFECO Asset Management Company is 601 Union Street, Suite 2500, Seattle, Washington 98101. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The address of Mr. Cusick is 801 Marquette Avenue, Minneapolis, Minnesota 55402. The address of Mr. Hemsley is 9900 Bren Road East, Minnetonka, Minnesota 55343. The address of Mr. Strangis is 90 South Seventh Street, Suite 5500, Minneapolis, Minnesota 55402.

(3)
Includes 32,070 shares held in trust for the benefit of Mr. Cohn's children for which Mr. Cohn disclaims any beneficial ownership interest. Includes 100,000 shares of Common Stock, which can be purchased at $9.00 per share and 160,000 shares of Common Stock which can be purchased at $10.00 per share pursuant to vested options. Does not include 240,000 shares of Common Stock which can be purchased at $10.00 per share pursuant to non-statutory options vesting equally in January 2001, 2002 and 2003.

(4)
The information set forth herein is based on a Schedule 13G dated January 28, 2000 filed with the Securities and Exchange Commission.

(5)
The information set forth herein is based on a Schedule 13G dated February 11, 2000 filed with the Securities and Exchange Commission.

(6)
Includes 60,000 shares of Common Stock which can be purchased at $7.50 per share and 20,000 shares of Common Stock which can be purchased at $13.625 per share, 16,666 shares of Common Stock which can be purchased at $8.25 per share and 20,000 shares of Common Stock which can be purchased at $6.50 per share, each pursuant to vested options. Does not include 30,000 shares of Common Stock which can be purchased at $6.625 per share pursuant to options vesting equally in August 2000, 2001 and 2002; 40,000 shares of Common Stock which can be purchased at $6.50 per share pursuant to options vesting equally in September 2000 and 2001; 33,333 shares of Common Stock which can be purchased at $8.25 per share pursuant to options vesting equally in June 2000 and 2001; and 10,000 shares of Common Stock which can be purchased at $13.625 per share pursuant to options vesting in October 2000.

(7)
Includes 3,000 shares of Common Stock which can be purchased at $5.00 per share, 20,000 shares of Common Stock which can be purchased at $5.875 per share, 7,500 shares of Common Stock which can be purchased at $7.75 per share, 19,666 shares of Common Stock which can be purchased at $13.625 per share and 30,000 shares of Common Stock which can be purchased at $14.50 per share, each pursuant to vested options. Does not include 9,834 shares of Common Stock which can be purchased at $13.625 per share pursuant to options vesting in October 2000.

(8)
Includes 5,000 shares of Common Stock which can be purchased at $6.50 per share, 35,000 shares of Common Stock which can be purchased at $9.00 per share and 25,000 shares of Common Stock which can be purchased at $12.75 per share, each pursuant to vested options. Does not include 10,000 shares of Common Stock which can be purchased at $6.50 per share pursuant to options vesting equally in September 2000 and 2001.

(9)
Includes 25,000 shares of Common Stock which can be purchased at $5.813 per share pursuant to vested options. Does not include 50,000 shares of Common Stock which can be purchased at $5.813 per share pursuant to options vesting equally in September 2000 and 2001.

(10)
Includes 60,000 shares of Common Stock, which can be purchased at $7.75 per share pursuant to vested options. Includes 4,578 common stock equivalents under the Company's Deferred Compensation Plan for Non-Employee Directors, as to which Mr. Cusick has no voting rights until distribution of the Common Stock upon termination of services or a change in control.

(11)
Includes 26,667 shares of Common Stock, which can be purchased at $14.25 per share and 20,000 shares of Common Stock which can be purchased at $5.781 per share pursuant to vested options. Does not include 13,333 shares of Common Stock which can be purchased at $14.25 per share pursuant to option vesting in June 2000.

(12)
Includes 60,000 shares of Common Stock which can be purchased at $5.00 per share and 30,000 shares of Common Stock which can be purchased at $6.625 per share pursuant to vested options. Includes 4,395 common stock equivalents under the Company's Deferred Compensation Plan for Non-Employee Directors, as to which Mr. Strangis has no voting rights until distribution of the Common Stock upon termination of services or change in control.

(13)
Includes an aggregate of 743,499 shares of Common Stock that are subject to options from the Company currently exercisable or which will be exercisable as of the filing of this report on Form 10-K by all executive officers and directors and includes an aggregate of 8,923 common stock equivalents under the Company's Deferred Compensation Plan for Non-Employee Directors.

PART III.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In January 1999, the Board of Directors of the Company determined that it would be in the best interests of the Company to make a loan to Mark A. Cohn, Chairman and Chief Executive Officer of the Company, in order to remove the risk of margin calls against common stock securing certain personal loans to Mr. Cohn which could result in the disposition of certain of Mr. Cohn's shares of common stock and adversely affect the price of the common stock. The loan to Mr. Cohn is evidenced by a promissory note in the principal amount of $1,500,000 bearing interest at 1% over the prime interest, compounded annually. Payment of principal and accrued interest is due on January 4, 2001, provided that payments prior to maturity are to be made from the net after tax proceeds received from the sale by Mr. Cohn of Common Stock, after payment of any debt secured by such common stock. Mr. Cohn granted the Company a security interest in Common Stock owned by him as security for the payment of the obligations evidenced by the note, including Common Stock securing existing indebtedness after payment of such indebtedness.

    Ralph Strangis, a director of the Company, is also a member of the law firm of Kaplan, Strangis and Kaplan, P.A., which provided legal services to the Company in 1999. The firm has also been retained by and will render legal services to the Company in 2000.

    Jack W. Eugster, a director of the Company until January 2000, is also the Chairman and Chief Executive Officer of Musicland Stores Corporation, the parent company of SunCoast Motion Picture Company, one of the third-party marketing partners providing benefits to the Company's Preferred Buyers' Club, Insiders and Great Deal Pack members at no cost to the Company.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents Filed as Part of Form 10-K Report

      (1) Financial Statements: The consolidated financial statements of the Company are included herein as Part II. Item 8.

      (2) Financial Statement Schedules: For the fiscal years ended December 31, 1999, 1998 and 1997, Schedule II. Valuation and Qualifying Accounts.

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

      None

  (c)
  Exhibits

      Included herein as Part IV. Item 14. (a)(3).

  (d)
  Financial Statement Schedules

      Included herein as Part IV. Item 14. (a)(2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAMARK INTERNATIONAL, INC.
March 17, 2000	/s/ MARK A. COHN Mark A. Cohn Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MARK A. COHN Mark A. Cohn		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2000
/s/ STEPHEN P. LETAK Stephen P. Letak		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2000
* Thomas A. Cusick		Director	March 17, 2000
* Ralph Strangis		Director	March 17, 2000
* George S. Richards		Director	March 17, 2000
* Stephen J. Hemsley		Director	March 17, 2000
*By:	/s/ MARK A. COHN Mark A. Cohn Attorney in Fact		March 17, 2000

*
Mark A. Cohn, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of such directors.

DAMARK INTERNATIONAL, INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Reserve for uncollectible accounts receivable
1999	$2,343	$1,694	—	$(3,004	)(a)	$1,033
1998	1,693	4,850	—	(4,200	)(a)	2,343
1997	1,134	3,669	—	(3,110	)(a)	1,693
Reserve for product and membership returns
1999	$18,269	$78,744	—	$(77,444	)(b)	$19,569
1998	5,948	59,326	—	(47,005	)(b)	18,269
1997	2,664	26,973	—	(23,689	)(b)	5,948

(a)
Accounts determined to be uncollectible are charged against the reserve, net of collections of accounts previously written-off.

(b)
Membership fee refunds and product returns are charged against the reserve.

DAMARK INTERNATIONAL, INC.

EXHIBIT INDEX TO

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 1999

Regulation S-K Exhibit Table Reference	Title of Document	Page in Sequential Numbering System (* Incorporated by reference)
3	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
3	Article IV of the Restated Articles of Incorporation of the Registrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
3	Amended and restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998)	*
4	Specimen Certificate of Class A Common Stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
4	Shareholder Rights Plan (filed as Exhibit 1 to the Registrant's Form 8-K filed May 4, 1998)	*
4	First Amendment to Shareholder Rights Plan (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	*
4	Second Amendment to Rights Agreement dated as of October 25, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent
10	Facilities Lease between the Registrant and Steven B. Hoyt (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
10	Sublease Agreement dated as of November 1, 1999 between the Company and Xpedx, a division of International Paper Company
10	1991 Stock Option Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
10	Amended 1991 Stock Option Plan (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	*
10	Nonqualified Stock Option Agreement for Jeff G. Palkovich (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
10	Nonqualified Stock Option Agreement for Jack W. Eugster (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
10	Nonqualified Stock Option Agreement for Harold Roitenberg (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*

10	Nonqualified Stock Option Agreement for Ralph Strangis (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45056))	*
10	Nonqualified Stock Option Agreement for Thomas A. Cusick (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)	*
10	Nonqualified Stock Option Agreement for Joel N. Waller (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)	*
10	Nonqualified Stock Option Agreement, dated June 16, 1997, for Stephen J. Hemsley (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-31773))	*
10	Nonqualified Stock Option Agreement, dated May 10, 1995, for Ralph Strangis (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)	*
10	Nonqualified Stock Option Agreement, dated December 17, 1998, for Stephen J. Hemsley (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	*
10
	Amendment of Nonqualified Stock Option Agreement, dated February 10, 1999, for Stephen J. Hemsley (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	*
10
	Assignment of Stock Option Agreement, dated as of January 30, 1998 between Mark A. Cohn and the Company (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	*
10	Stock Option Agreement (Non-Statutory Options) for Mark A. Cohn dated January 30, 1998 (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	*
10	Employment Agreement among the Registrant and Mark A. Cohn, dated as of August 12, 1992 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)	*
10
	Amendment to Employment Agreement among the Registrant and Mark A. Cohn, dated as of July 17, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995)	*
10
	Amended and Restated Employment Agreement, dated January 2, 1998 between the Company and Mark A. Cohn (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	*

10	Shareholder Agreement among the Registrant and Mark A. Cohn, dated August 12, 1992 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)	*
10	DAMARK International, Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-16139))	*
10	DAMARK International, Inc. Non-Employee Director Stock Purchase Plan (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	*
10	Restated 1998 DAMARK International, Inc. Non-Employee Director Stock Purchase Plan (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	*
10
	Credit Agreement, dated as of August 10, 1998 by and between Registrant and Congress Financial Corp. (Central), as Agent for the banks named therein (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998)	*
10	Amendment to Credit Agreement, dated December 4, 1998 (filed as Exhibit 1 to the Registrant's Form 8-K filed December 21, 1998)	*
10	Change of Control, Confidentiality and Noncompete Agreement dated as of February 19, 1999 between the Company and Stepen P. Letak
10	First Amendment to Change of Control, Confidentiality and Noncompete Agreement dated as of April 19, 1999 between the Company and Stephen P. Letak
10	Severance, Confidentiality and Noncompete Agreement dated as of February 19, 1999 between the Company and Stephen P. Letak
10	Change of Control, Confidentiality and Noncompete Agreement dated as of March 2, 1998 between the Company and Rodney C. Merry
10	First Amendment to Change of Control, Confidentiality and Noncompete Agreement dated as of April 19, 1999 between the Company and Rodney C. Merry
10	Severance, Confidentiality and Noncompete Agreement dated as of March 2, 1998 between the Company and Rodney C. Merry
10	Change of Control, Confidentiality and Noncompete Agreement dated as of March 2, 1998 between the Company and Michael D. Moroz

10	First Amendment to Change of Control, Confidentiality and Noncompete Agreement dated as of April 19, 1999 between the Company and Michael D. Moroz
11	Computation of Earnings Per Share (years ended December 31, 1999, 1998 and 1997—see Note 2 to the Company's consolidated financial statements in the Company's 1999 Annual Report of Form 10-K)	*
21	Subsidiaries of DAMARK International, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)	*
23	Consent of Arthur Andersen LLP
24	Powers of Attorney
27	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
Key Membership Services Statistics
Membership Value Propositions
Key Retail Statistics
Sales and Gross Margins by Product Categories
PART I.
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA Unaudited Quarterly Financial Data
PART II.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
PART III.
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
COMPARATIVE STOCK PERFORMANCE
PART III.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART III.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES