Form 10-Q
period 2000-04-01
DAMARK INTERNATIONAL INC
filed 2000-05-15
CIK 883324

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes  Y      No

On May 3, 2000, there were 5,761,270 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

DAMARK INTERNATIONAL, INC.
INDEX

		Page
Part I.	FINANCIAL INFORMATION
	Item 1: Financial Statements
	Consolidated Statements of Operations (unaudited) For the quarters ended April 1, 2000 and April 3, 1999	3
	Consolidated Balance Sheets As of April 1, 2000 (unaudited) and December 31, 1999	4
	Consolidated Statements of Cash Flows (unaudited)
	For the quarters ended April 1, 2000 and April 3, 1999	5
	Condensed Notes to Consolidated Financial Statements	6
	Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II.	OTHER INFORMATION
	Item 1: Legal Proceedings	18
	Item 6: Exhibits and Reports on Form 8-K	18
	Signature	19

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended
	April 1, 2000	April 3, 1999
	(Amounts in thousands except per share data)
Net revenues:
Product and other revenues	$39,383	$84,350
Membership and related revenues	36,139	25,078

Total net revenues	75,522	109,428

Costs and expenses:
Costs of products sold	31,816	61,571
Operating and marketing expenses	43,854	35,574
General and administrative expenses	11,588	13,355
Restructuring charges	6,739	—

Total costs and expenses	93,997	110,500

Operating loss	(18,475)	(1,072)
Interest expense, net	198	289
Other expenses, net	129	12

Loss before income taxes and cumulative effect of change in accounting	(18,802)	(1,373)
Income tax benefit	6,842	467
Loss before cumulative effect of change in accounting	(11,960)	(906)
Cumulative effect of change in accounting, net of income tax benefit	14,201	—

Net loss	$(26,161)	$(906)
Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting	$(2.12)	$(0.15)
Cumulative effect of change in accounting	(2.52)	—

Net loss	$(4.64)	$(0.15)

Weighted average common shares outstanding	5,643	5,993

Pro forma amounts assuming retroactive application of Staff Accounting Bulletin No. 101:
Net loss	$(11,960)	$(7,855)

Basic and diluted loss per common share	$(2.12)	$(1.31)

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	April 1, 2000	December 31, 1999
	(Amounts in thousands except per share data)
Current Assets:
Cash and cash equivalents	$689	$3,927
Trade accounts receivable	35,340	43,847
Merchandise inventories	15,926	30,739
Deferred membership solicitation and catalog costs	35,250	15,186
Deferred income taxes	1,360	1,360
Officer note receivable	1,697	—
Other	1,472	1,366

Total current assets	91,734	96,425
Property and equipment, net	20,483	25,464
Deferred income taxes	17,604	2,059
Officer note receivable	—	1,633
Other assets, net	117	465

Total assets	$129,938	$126,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,352	$30,568
Accrued liabilities	42,930	41,312
Deferred membership income	48,067	24,749
Borrowings under revolving credit facility	13,731	—

Total current liabilities	125,080	96,629
Commitments and contingencies (Note 7)
Shareholders' Equity:
Class A Common Stock, $.01 par, 20 million shares authorized; 5,744,270 and 5,520,075 shares issued and outstanding at April 1, 2000 and December 31, 1999, respectively	57	55
Class B Common Stock, $.01 par, 2 million shares authorized; none issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $.01 par, 400,000 shares authorized; none issued and outstanding	—	—
Paid-in capital	56,210	54,610
Accumulated deficit	(51,409)	(25,248)

Total shareholders' equity	4,858	29,417

Total liabilities and shareholders' equity	$129,938	$126,046

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	April 1, 2000	April 3, 1999
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(26,161)	$(906)
Adjustments to reconcile net loss to net cash used for operations:
Cumulative effect of change in accounting, net	14,201	—
Depreciation and amortization	5,101	2,091
Deferred income taxes	(6,842)	(467)
Loss (gain) on disposal of property and equipment	67	(16)
Changes in working capital items:
Trade accounts receivable, net	9,232	9,538
Merchandise inventories, net	14,813	1,007
Other	3,376	(6,242)
Accounts payable and accrued liabilities	(19,111)	(8,408)
Deferred membership income	(12,647)	(397)

Net cash used for operating activities	(17,971)	(3,800)

INVESTING ACTIVITIES:
Property and equipment additions, net	(587)	(1,329)
Issuance of officer note receivable	—	(1,500)
Other, net	(13)	(12)

Net cash used for investing activities	(600)	(2,841)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	13,731	8,592
Repurchase and retirement of common stock	—	(1,741)
Net proceeds from exercise of stock options	1,602	141

Net cash provided by financing activities	15,333	6,992

Net (decrease) increase in cash and cash equivalents	(3,238)	351
Cash and cash equivalents, beginning of period	3,927	49

Cash and cash equivalents, end of period	$689	$400

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$218	$233

Income taxes paid (refunded) during the period	$1,874	$(781)

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first quarter in 2000 and 1999 included 87 and 92 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

Note 2.  Cumulative Effect of Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101"). The Company adopted SAB 101 effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes). Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet net of direct solicitation and other costs and amortized into income over the membership period, generally twelve months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed.

    Effective January 1, 2000 with the adoption of SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight line basis after the trial period has elapsed and over the remaining membership period, generally twelve months. The allowance for returns is established based on the Company's most recent return experience which is updated each quarter. Most of the Company's members may return their memberships at any time prior to expiration of the membership term and receive a pro-rated refund for the remaining portion of the membership period. First quarter activity in the deferred membership income and accrued liabilities for membership returns accounts is summarized as follows (000's):

	Balance at Dec. 31, 1999	Additions	Reductions	Adjustments (1)	Balance at April 1, 2000
Deferred membership income	$24,749	$17,814	$(32,286)	$37,790	$48,067
Accrued membership returns	16,911	31,073	(30,189)	8,706	26,501

(1)
Adjustments relate primarily to the initial adoption of SAB 101.

    During the first quarter of 2000, the Company recognized $16.8 million of net revenue which was included as a component of the "cumulative effect of change in accounting" adjustment.

    Effective with the adoption of SAB 101, the Company also defers the recognition of costs and revenues associated with extended warranty service contracts until the end of the return period, generally three months. Previously, such revenues and costs were recognized immediately.

    In accordance with SAB 101, the cost of membership kits and vouchers are expensed when distributed. Refundable fees for commissions to clients and transaction processing costs, net of expected refunds, together with direct response advertising costs (i.e., telemarketing and direct mail), are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized. Other direct and indirect costs incurred with enrolling customers are expensed when incurred. Membership solicitation costs incurred to obtain new members are generally less than the initial fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

Note 3.  Earnings Per Common Share

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

	Net loss	Weighted average shares outstanding	Per share amount
Quarter ended April 1, 2000:
Basic and diluted	$(26,161)	5,643	$(4.64)

Quarter ended April 3, 1999:
Basic and diluted	$(906)	5,993	$(0.15)

    For the quarters ended April 1, 2000 and April 3, 1999, options to purchase 1,536,412 and 1,962,333 shares, respectively, of the Company's Class A Common Stock (the "Common Stock") were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Note 4.  Shareholders' Equity

    During the first quarter of 1999, the Company repurchased approximately 230,000 shares of its Common Stock in open market transactions at an aggregate cost of approximately $1.7 million. During the fourth quarter of 1999, the Board authorized a one million share open market repurchase program. Through April 1, 2000, no shares have been purchased under this program.

Note 5.  Restructuring Charges

    In January 2000, the Company announced that it will wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down is expected to be substantially completed by the end of second quarter 2000, at which time the Company will discontinue taking catalog orders from non-member customers. The Company will continue to operate its membership services business ("The Membership Company") which will later be renamed. The order capture, product fulfillment and customer service capabilities developed by the Company are being redeployed into a subsidiary named "ClickShip Direct, Inc." ("ClickShip"), which was formed in January 2000. The Company currently plans to separate ClickShip as an independent, publicly traded company through a tax-free distribution of shares to the Company's shareholders. The separation is conditioned upon obtaining a favorable tax ruling from the Internal Revenue Service or a tax opinion favorable to the Company, and there is no assurance that such ruling or tax opinion will be obtained. The Company expects that a determination of whether a favorable tax ruling or opinion is available will be made during the fourth quarter of 2000.

    In conjunction with the restructuring of the Company's catalog operations, approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and in closing the Brooklyn Center, Minnesota telemarketing center.

    As a result of these activities, the Company recorded a pre-tax restructuring charge of $6.7 million in the first quarter of 2000. Included in the charge is approximately $1.5 million related to employee severance and termination benefits ($1.3 million of which was paid as of April 1, 2000), $2.1 million for future lease and other minimum commitments with no future benefit and $3.1 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. During the second and third quarters of 2000, the Company expects to record $2.0 to $3.0 million of incremental depreciation expense as an additional component of the restructuring charge.

Note 6.  Business Segments

    During the first quarters of 2000 and 1999, the Company operated in two business segments: Membership Services and Catalog Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items, capital allocation and taxes. The disaggregated financial information presented below is consistent with the basis and manner in which management evaluates results for purposes of assistance with internal operating decisions.

    The Membership Services operating segment develops, markets and manages leading edge membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance.

    The Company's Catalog Retail includes the results of operations from the wind-down of the Company's non-member catalog business and of its newly formed subsidiary ClickShip Direct, Inc. This segment offers brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home décor, home improvement and sports/fitness and provides corporate clients in the "e-tailing", "clicks & mortar" retailing and consumer goods manufacturing industries with business-to-consumer e-commerce sevices including order management, product fulfillment, and customer care.

    The Catalog Retail segment provides certain discounts to members of the Preferred Buyers' Club® and Insiders® membership programs managed by the Membership Services segment. The Catalog Retail segment experiences significantly higher advertising leverage on catalogs sent to club members due to the fact that member response rates are typically up to two times higher than those of other customer segments. In addition, member sales per catalog are typically two to three times higher than those of other customer segments. For these reasons, discounts are allocated entirely to the Catalog Retail segment.

    Selected statement of operations and statement of cash flows data for the quarters ended April 1, 2000 and April 3, 1999 by business segment are set forth below. Amounts related to Membership Services reflect the impact of SAB 101 effective January 1, 2000 (see Note 2).

	Catalog Retail (1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Quarter Ended April 1, 2000
Net revenues (1)	$39,383	$36,139	$—	$75,522
Cost of products sold	31,816	—	—	31,816
Restructuring charges	6,739	—	—	6,739
Other expenses	30,673	24,769	—	55,442

Operating (loss) income	(29,845)	11,370	—	(18,475)
Interest and other expense, net	73	23	231	327

(Loss) income before income taxes and other	(29,918)	11,347	(231)	(18,802)
Income tax benefit	—	—	(6,842)	(6,842)

(Loss) income before cumulative effect of change in accounting	(29,918)	11,347	6,611	(11,960)
Cumulative effect of change in accounting, net	—	(22,904)	8,703	(14,201)

Net (loss) income	(29,918)	(11,557)	15,314	(26,161)
Depreciation and amortization	4,807	278	16	5,101
Net changes in working capital and other	15,155	15,019	(27,085)	3,089

Net cash provided by (used for) operations	$(9,956)	$3,740	$(11,755)	$(17,971)

Quarter Ended April 3, 1999
Net revenues	$84,350	$25,078	$—	$109,428
Cost of products sold	61,571	—	—	61,571
Other expenses (2)	27,675	21,254	—	48,929

Operating (loss) income	(4,896)	3,824	—	(1,072)
Interest and other expense, net	—	—	301	301

(Loss) income before taxes	(4,896)	3,824	(301)	(1,373)
Income tax provision	—	—	467	467

Net (loss) income	(4,896)	3,824	166	(906)
Depreciation and amortization	1,543	499	49	2,091
Net changes in working capital and other	2,367	(6,979)	(373)	(4,985)

Net cash provided by (used for) operations	$(986)	$(2,656)	$(158)	$(3,800)

(1)
Discounts provided to Preferred Buyers' Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $857,000 and $3.2 million during first quarter 2000 and 1999, respectively.

(2)
Includes inter-segment transfers of $5,149 charged by Catalog Retail to Membership Services in the first quarter of 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

DAMARK INTERNATIONAL, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Selected balance sheet data as of April 1, 2000 and December 31, 1999 by business segment is as follows:

	Catalog Retail	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
At April 1, 2000
Cash and cash equivalents	$9	$—	$680	$689
Non-cash current assets	27,654	48,785	14,606	91,045
Net property, equipment and other assets	16,876	4,106	17,222	38,204

Total assets	$44,539	$52,891	$32,508	$129,938

Non-interest bearing current liabilities	$21,531	$89,709	$109	$111,349
Short-term borrowings	—	—	13,731	13,731
Investment in segment/shareholders' equity	23,008	(36,818)	18,668	4,858

Total liabilities and equity	$44,539	$52,891	$32,508	$129,938

At December 31, 1999
Cash and cash equivalents	$—	$—	$3,927	$3,927
Non-cash current assets	52,933	36,406	3,159	92,498
Net property, equipment and other assets	20,273	5,331	4,017	29,621

Total assets	$73,206	$41,737	$11,103	$126,046

Non-interest bearing current liabilities	$32,046	$62,330	$2,253	$96,629
Investment in segment/shareholders' equity	41,160	(20,593)	8,850	29,417

Total liabilities and equity	$73,206	$41,737	$11,103	$126,046

Note 7.  Legal Matters

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which is a member of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. The case is scheduled for trial in the fall of 2000. The Company believes it has strong factual and legal defenses and is defending the action aggressively. Discovery has been completed and management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

DAMARK INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

    The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. The Company operates in two business segments, Membership Services and Catalog Retail. These reportable operating segments offer different products and services and are managed separately based on fundamental differences in their operations. A Corporate segment is also used to account for taxes, capital allocation and certain unallocated items. Amounts related to Membership Services reflect the impact of SAB 101 effective January 1, 2000. See Note 2 to the Consolidated Financial Statements.

	Quarter ended
	April 1, 2000	April 3, 1999	Percentage change
	(Amounts in thousands)
Statement of Operations Data:
Net revenues:
Catalog Retail (1)	$39,383	$84,350	(53.3)%
Membership Services	36,139	25,078	44.1%

Total	75,522	109,428	(31.0)%
Costs and expenses:
Catalog Retail cost of products sold	31,816	61,571	(48.3)%
Catalog Retail expenses (2)	30,673	27,675	10.8%
Restructuring charges	6,739	—	N/A
Membership Services expenses (2)	24,769	21,254	16.5%

Total	93,997	110,500	(14.9)%
Operating (loss) income:
Catalog Retail	(29,845)	(4,896)	(509.6)%
Membership Services	11,370	3,824	197.3%

Total	(18,475)	(1,072)	(1623.4)%
Interest expense, net	198	289	(31.5)%
Other expenses, net	129	12	975.0%

Loss before income taxes and other	(18,802)	(1,373)	(1269.4)%
Income tax benefit	6,842	467	1365.1%

Loss before cumulative effect of change in accounting	(11,960)	—	N/A
Cumulative effect of change in accounting, net	(14,201)	—	N/A

Net loss	$(26,161)	$(906)	(2787.5)%

Statement of Cash Flows Data:
Net cash (used for) provided by operations:
Catalog Retail (2)	$(9,956)	$(986)	(909.7)%
Membership Services (2)	3,740	(2,656)	240.8%
Corporate	(11,755)	(158)	(7340.0)%

Total	$(17,971)	$(3,800)	(372.9)%

(1)
Discounts provided to the Preferred Buyers Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $857,000 and $3.2 million during first quarter 2000 and 1999, respectively.

(2)
Includes inter-segment transfers of $5,149 charged by Catalog Retail to Membership Services in the first quarter of 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

General

    In January 2000, the Company announced that it will wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down is expected to be substantially completed by the end of second quarter 2000, at which time the Company will discontinue taking catalog orders from non-member customers. The Company will continue to operate its membership services business ("the Membership Company") which will later be renamed. The order capture, product fulfillment and customer service capabilities developed by the Company are being redeployed into a subsidiary named "ClickShip Direct, Inc." ("ClickShip"), that was formed in January 2000. The Company currently plans to separate ClickShip as an independent, publicly traded company through a tax-free distribution of shares to the Company's shareholders. The separation is conditioned upon obtaining a favorable tax ruling from the Internal Revenue Service or a tax opinion favorable to the Company, and there is no assurance that such ruling or tax opinion will be obtained. The Company expects that a determination of whether a favorable tax ruling or opinion is available will be made during the fourth quarter of 2000.

    The Membership Company will continue to develop, market, and manage membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness and finance. Arrangements have been made with third parties to supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by the Company's catalog operations. A dedicated management team will source products available on a direct-from-supplier basis, avoiding the need to own, store, and fulfill inventory from a Company-owned location. The Membership Company will also outsource teleservices orders and customer service with carefully selected telemarketing providers, including ClickShip.

    ClickShip provides clients in the "e-tailing," "clicks & mortar" retailing, and consumer goods manufacturing industries with transaction management services including on- and off-line order capture, payment processing, inventory receipt, warehousing and shipment, returns processing, and after-the-sale customer service and support.

    In conjunction with the restructuring of the Company's catalog operations, the Company's Brooklyn Center, Minnesota telemarketing center was closed in January 2000. Approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and the telemarketing center. As a result of these activities, the Company recorded a pre-tax restructuring charge of $6.7 million in the first quarter of 2000. Included in the charge is approximately $1.5 million related to employee severance and termination benefits ($1.3 million of which was paid as of April 1, 2000), $2.1 million for future lease and other minimum commitments with no future benefit and $3.1 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. During the second and third quarters of 2000, the Company expects to record an additional $2.0 to $3.0 million of incremental depreciation expense as an additional component of the restructuring charge.

Membership Services

    This segment's results reflect the adoption of SAB 101 effective January 1, 2000. Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet net of direct solicitation costs and amortized into income over the membership period, generally twelve months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed. Effective January 1, 2000, the Company defers the recognition of revenues and direct solicitation costs on all membership programs and amortizes such revenues and costs, after the trial period has elapsed, over the membership period, generally twelve months. The Company also defers the recognition of costs and revenues associated with extended warranty service contracts until the end of the return period, generally three months. Previously, extended warranty revenues and costs were recognized immediately. The Company recorded a non-cash charge of $22.9 million ($14.2 million net of taxes) related to the adoption of SAB 101. See Note 2 to the Consolidated Financial Statements.

    Membership services revenues increased 44.1% from $25.1 million in 1999 to $36.1 million in 2000. Operating income increased by $7.5 million, from $3.8 million in 1999 to $11.4 million in 2000. On a pro forma basis, assuming SAB 101 had been adopted retroactively, first quarter 1999 Membership revenues and operating loss would have been $13.9 million and $6.7 million respectively. Operating income for 1999 reflects a charge of $5.1 million for commissions to the Catalog Retail segment. In conjunction with the catalog wind-down, these costs are no longer being incurred. Lower than anticipated operating costs accompanied by an increase in the Company's membership base, expanded membership club offerings and club price increases were the other contributors to the revenue and operating income growth during the first quarter of 2000.

    The Company has been able to accelerate its member prospecting through its expanded client roster which now includes several of the nation's largest credit card issuers, as well as a number of premier consumer marketing organizations. The Company's membership base has increased from 1.8 million members at the end of the first quarter of 1999 to 2.3 million members at the end of the first quarter of 2000.

    Costs and expenses incurred by the Company's Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists, general and administrative expenses, and in 1999, inter-segment charges of $5.1 million from the Catalog Retail segment.

    Segment costs and expenses increased 16.5% to $24.8 million in 2000 as compared to $21.3 million in 1999. The increase in expenses was due primarily to increased commissions and success fees paid to clients, increased outbound telemarketing costs and increased costs to service a larger membership base. Costs and expenses as a percentage of net revenues decreased to 68.5% in 2000 as compared to 84.8% in 1999. This decrease was due primarily to the inter-segment expenses of $5.1 million reflected in the 1999 amount (see above discussion). The 2000 period also benefited from improved leverage of costs over a larger membership and revenue base and increased revenues from membership renewals. Profitability from renewal memberships exceeds that of new membership acquisitions due to the absence of membership solicitation costs associated with renewals.

Catalog Retail

    During the first quarter the Company announced its plan to wind-down its non-member Catalog Retail operations. The Company's plan is on schedule to be substantially completed by the end of the second quarter. During the first quarter of 2000, the Company continued to mail catalogs slotted with product on hand and substantially reduced inventory levels. The wind-down of Catalog Retail activities and related liquidations substantially reduced revenues during the first quarter of 2000 in comparison to the first quarter of 1999. This segment generated revenues of $39.4 million during the first quarter of 2000, a decrease of 53.3% from revenues of $84.4 million generated during the first quarter of 1999. Revenues generated from Catalog wind-down activities totaled $38.9 million while ClickShip generated $8.5 million of revenues from its six clients during its two months of operations. Included in ClickShip's revenues were approximately $6.8 million of revenues from services provided to its parent, Damark International, Inc. for activities related to the winding down of non-member catalog activities. In addition, $1.2 million of ClickShip revenues were from services provided to Damark International, Inc. pursuant to an agreement entered into to provide ongoing customer care services to Damark's members. Catalog Retail wind-down activities generated a gross product margin of 18.3% in the first quarter of 2000 as compared to the 27.0% margin recorded in 1999. The 2000 margin percentage was negatively impacted by liquidation activities associated with the catalog wind-down. The segment reported a net loss of $29.9 million in 2000 as compared to a net loss of $4.9 million in 1999.

    Operating expenses as a percentage of segment net revenues increased to 83.8% in first quarter 2000 from 38.9% in first quarter 1999. The increase was due primarily to a decrease in advertising leverage. Advertising costs incurred during the first quarter of 2000 decreased approximately $490,000 from costs incurred during the first quarter of 1999 but were leveraged against $45.0 million less in revenues. In addition, the Catalog Retail segment recorded a restructuring charge of $6.7 million related to severance costs for terminated employees, facilities, leases, contracts and fixed assets which will no longer be utilized by this segment during the first quarter of 2000. Additionally, first quarter 1999 operating expenses reflected the $5.1 million transfer of costs from Catalog Retail to Membership Services (see previous discussion).

Corporate

    Interest expense decreased 31.5% during first quarter 2000 as compared to first quarter 1999. The decline in the Company's inventory balance as a result of the wind-down of the Catalog Retail business and continued reduced investment in installment receivable balances has resulted in a corresponding decrease in borrowings.

    The Company's effective tax rate was 37.3% for first quarter 2000 and 34.0% for first quarter 1999. The increase in the effective tax rate is the result of additional state income taxes associated with the restructuring of the Company's operations. Despite incurring a net loss during the first quarter, the Company has not recorded a deferred tax valuation allowance since mangement believes its operating strategies will allow the company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flow

    Net cash used for operations totaled $18.0 million for the first quarter of 2000 as compared to $3.8 million used for operation in the first quarter of 1999. The increase in cash used for operations in 2000 was the result of an increased net loss in 2000 due primarily to the wind-down activities in the Catalog Retail segment. Cash used for working capital purposes remained relatively consistent with the prior year. Cash used for working capital purposes was $4.3 million in 2000 versus $4.5 million in 1999. Decreases in current liability balances partially offset by declines in inventory and receivable balances contributed to the use of cash for working capital purposes in 2000 and 1999.

Capital Expenditures

    During first quarter 2000, the Company's capital expenditures were approximately $587,000, compared to $1.3 million during first quarter 1999. During 2000, capital expenditures will be made to support the activities and infrastructure of ClickShip, and to enhance Membership Services infrastructure and operational efficiencies. The Company plans to expand its distribution facility by 320,000 square feet in 2000 at an approximate cost of $12 million in order to meet the increased capacity needs anticipated for ClickShip. Management estimates that an additional $7 million in infrastructure enhancements will be invested for ClickShip during 2000. Management also estimates that $8 million to $10 million will be invested in the Membership Services business during 2000, consisting of $2 million to $3 million for leasehold improvements and furniture for a new corporate headquarters and an additional $6 million to $7 million for systems development and infrastructure enhancement.

Financing

    The Company has a $75 million revolving line of credit and letter of credit facility to be used for general working capital and other corporate purposes. Available borrowings are determined based upon the Company's levels of eligible inventories, accounts receivable and real estate. Borrowings outstanding under the line of credit are secured by certain assets of the Company and bear interest, at the Company's option, at the prime rate or LIBOR plus spreads that vary based on excess availability, as defined (average rate of 8.61% during the first quarter of 2000). At April 1, 2000, the Company had $13.7 million in borrowings and $263,000 of letters of credit outstanding and was in compliance with its financial covenant under the agreement. At April 1, 2000, the Company had unused borrowing capacity under the credit facility of $2.9 million. Since available borrowing capacity under the credit facility is based on the amount of inventory and accounts receivable, the Company's borrowing capacity will be reduced as the catalog operations are wound down.

    The Company intends to negotiate separate credit facilities for ClickShip and The Membership Company. Management expects to have such facilities in place during the second quarter of 2000. The Company anticipates that cash generated from operations, and available borrowing capacity will be sufficient to fund its membership business as well as the wind-down of its non-member catalog operation for the next quarter. However, the Company will need to raise additional capital (either directly or through ClickShip) to fund its planned capital expenditures and meet underlying working capital needs or the Company will need to reduce or defer the planned capital expenditures and expansion of its businesses.

    During first quarter 1999, the Company repurchased, in open market transactions, 230,000 shares of its Common Stock at an aggregate cost of $1.7 million. During fourth quarter 1999, the Board authorized a one million share open-market repurchase program. Through April 1, 2000, no shares had been purchased under this program.

Seasonality

    Like most retailing businesses, the Company's Catalog Retail segment is subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues have been the highest during the fourth quarter and a significant portion of its earnings have been realized during that period. The Company's annual operating results may be affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. After the wind-down of the non-member catalog operations is complete, management expects the seasonal variations in consumer demand to have a less significant impact on the Company's continuing businesses.

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

Part II.  Other Information

Item 1.  Legal Proceedings

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company customers, each of which are members of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. The court has preliminarily denied a motion for an injunctive or damages class certification on a national basis and has preliminarily granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. The case is scheduled for trial in the fall of 2000. Discovery has been completed and the Company believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

    Exhibit 27—Financial Data Schedule

b.  Reports on Form 8-K:

    The registrant did not file any reports on Form 8-K during the quarter ended April 1, 2000.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMARK INTERNATIONAL, INC.
Date: May 15, 2000	By:	/s/ STEPHEN P. LETAK Stephen P. Letak Executive Vice President— Chief Financial Officer

QuickLinks

DAMARK INTERNATIONAL, INC. INDEX
Part II. Other Information
Signature