Form 10-Q
period 2000-07-01
DAMARK INTERNATIONAL INC
filed 2000-08-15
CIK 883324

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-19902

DAMARK INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1551116 (IRS Employer Identification Number)
301 Carlson Parkway, Suite 201 Minneapolis, Minnesota 55305 (Address of principal executive offices)	952-258-2000 (Registrant's telephone number including area code)

7101 Winnetka Avenue North
Minneapolis, MN 55428
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On August 3, 2000, there were 5,767,937 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

DAMARK INTERNATIONAL, INC.

INDEX

			Page
Part I.	FINANCIAL INFORMATION
	Item 1:	Financial Statements
		Consolidated Statements of Operations (unaudited) For the three and six months ended July 1, 2000 and July 3, 1999	3
		Consolidated Balance Sheets As of July 1, 2000 (unaudited) and December 31, 1999	4
		Consolidated Statements of Cash Flows (unaudited) For the six months ended July 1, 2000 and July 3, 1999	5
		Condensed Notes to Consolidated Financial Statements	6
	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Part II.	OTHER INFORMATION
	Item 1:	Legal Proceedings	21
	Item 6:	Exhibits and Reports on Form 8-K	21
		Signature	22

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
	(Amounts in thousands except per share data)
Net revenues:
Product and other revenues	$17,729	$77,692	$57,112	$162,042
Membership and related revenues	34,044	34,554	70,183	59,632

Total net revenues	51,773	112,246	127,295	221,674

Costs and expenses:
Cost of products sold	16,680	55,558	48,496	117,129
Operating and marketing expenses	35,526	43,721	79,380	79,295
General and administrative expenses	11,673	15,219	23,261	28,574
Restructuring charges	2,259	—	8,998	—

Total costs and expenses	66,138	114,498	160,135	224,998

Operating loss	(14,365)	(2,252)	(32,840)	(3,324)
Interest expense, net	280	255	478	544
Other expenses, net	31	119	160	131

Loss before income taxes, extraordinary gain and cumulative effect of change in accounting	(14,676)	(2,626)	(33,478)	(3,999)
Income tax benefit	5,858	893	12,700	1,360

Net loss before extraordinary gain and cumulative effect of change in accounting	(8,818)	(1,733)	(20,778)	(2,639)
Extraordinary gain on condemnation of land, net of taxes of $153	—	297	—	297
Cumulative effect of change in accounting, net of taxes of $8,703	—	—	(14,201)	—

Net loss	$(8,818)	$(1,436)	$(34,979)	$(2,342)

Loss per common share, basic and diluted:
Loss before extraordinary gain and cumulative effect of change in accounting	$(1.53)	$(0.29)	$(3.64)	$(0.44)
Extraordinary gain	—	0.05	—	0.05
Cumulative effect of change in accounting	—	—	(2.49)	—

Net loss	$(1.53)	$(0.24)	$(6.13)	$(0.39)

Weighted average common shares outstanding	5,761	5,993	5,702	5,990

Pro forma amounts assuming retroactive application of Staff Accounting Bulletin No. 101:
Net loss	$(8,818)	$(1,032)	$(20,778)	$(8,887)

Basic and diluted loss per common share	$(1.53)	$(0.17)	$(3.64)	$(1.48)

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except per share data)	July 1, 2000	December 31, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$449	$3,927
Trade accounts receivable, net	28,860	43,847
Merchandise inventories, net	1,352	30,739
Deferred membership solicitation and catalog costs	30,870	15,186
Deferred income taxes	1,360	1,360
Officer note receivable	1,720	—
Other	1,267	1,366

Total current assets	65,878	96,425
Property and equipment, net	23,086	25,464
Deferred income taxes	23,462	2,059
Officer note receivable	—	1,633
Other assets, net	167	465

Total assets	$112,593	$126,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,208	$30,568
Accrued liabilities	44,103	41,312
Deferred membership income, net	46,548	24,749
Borrowings under revolving credit facility	11,543	—

Total current liabilities	116,402	96,629
Commitments and contingencies (Note 8)
Shareholders' Equity:
Class A Common Stock, $.01 par, 20 million shares authorized; 5,766 and 5,520 shares issued and outstanding at July 1, 2000 and December 31, 1999, respectively	58	55
Class B Common Stock, $.01 par, 2 million shares authorized; none issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $.01 par, 400,000 shares authorized; none issued and outstanding	—	—
Paid-in capital	56,360	54,610
Accumulated deficit	(60,227)	(25,248)

Total shareholders' equity (deficit)	(3,809)	29,417

Total liabilities and shareholders' equity	$112,593	$126,046

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2000	July 3, 1999
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(34,979)	$(2,342)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Extraordinary gain on condemnation of land, net	—	(297)
Cumulative effect of change in accounting, net	14,201	—
Depreciation and amortization	8,611	4,151
Deferred income taxes	(12,700)	(1,360)
Loss on disposal of property and equipment	67	80
Changes in working capital items:
Trade accounts receivable, net	14,987	6,069
Merchandise inventories, net	29,387	15,270
Other current assets	7,973	(1,658)
Accounts payable and accrued liabilities	(29,205)	(13,069)
Deferred membership income, net	(14,166)	2,926

Net cash (used for) provided by operations	(15,824)	9,770

INVESTING ACTIVITIES:
Property and equipment additions	(1,594)	(2,194)
Proceeds from sale of property and equipment	741	—
Issuance of officer note receivable	—	(1,500)
Other, net	(97)	(23)

Net cash used for investing activities	(950)	(3,717)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	11,543	(4,855)
Repurchase and retirement of common stock	—	(1,741)
Net proceeds from employee exercise of stock options and issuance of stock	1,753	780

Net cash provided by (used for) financing activities	13,296	(5,816)

Net increase (decrease) in cash and cash equivalents	(3,478)	237
Cash and cash equivalents, beginning of period	3,927	49

Cash and cash equivalents, end of period	$449	$286

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$540	$455

Income taxes refunded during the period	$(1,874)	$(781)

Non-cash property and equipment additions	$5,468	$—

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared by Damark International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC.

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first half of 2000 and 1999 included 183 and 184 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

    In January 2000, the Company announced that it would wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down was substantially completed by the end of the second quarter. The Company will continue to operate its membership services business which recently started doing business as Provell. The order capture, product fulfillment and customer service capabilities developed by the Company were redeployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), which was formed in January 2000. The Company currently plans to separate ClickShip as an independent company (the manner and tax treatment of which has not yet been finalized) during the third or fourth quarter of 2000.

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

    Effective January 1, 2000 with the adoption of SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight line basis after the trial period has elapsed and over the remaining membership period, generally twelve months. The allowance for returns is established based on the Company's most recent return experience which is updated each quarter. Most of the Company's members can return their membership at any time prior to expiration of the membership term and receive a pro-rated refund for the remaining portion of the membership period. Second quarter and first half activity in the deferred membership income and accrued membership returns accounts is summarized as follows (000's):

Quarter ended July 1, 2000:

	Balance at April 1, 2000	Additions	Reductions	Adjustments(1)	Balance at July 1, 2000
Deferred membership income	$48,067	$25,754	$(30,657)	$3,385	$46,549

Accrued membership returns	$26,501	$24,265	$(22,243)	$(4,984)	$23,539

Six months ended July 1, 2000:

	Balance at Dec. 31, 1999	Additions	Reductions	Adjustments(2)	Balance at July 1, 2000
Deferred membership income	$24,749	$43,568	$(62,943)	$41,175	$46,549

Accrued membership returns	$16,911	$55,338	$(52,432)	$3,722	$23,539

(1)
Adjustments relate primarily to reclassifications between accrued returns and deferred income.

(2)
Adjustments relate primarily to the initial adoption of SAB 101.

    During the second quarter and first half of 2000, the Company recognized $10.6 million and $27.4 million, respectively, of net revenue which was included as a component of the "cumulative effect of change in accounting" adjustment.

    Effective with the adoption of SAB 101, the Company also defers the recognition of costs and revenues associated with extended warranty service contracts until the end of the return period, generally three months. Previously, such revenues and costs were recognized immediately.

    In accordance with SAB 101, the cost of membership kits and vouchers are expensed when distributed. Refundable fees for commissions paid to clients and transaction processing costs, net of expected refunds, together with direct response advertising costs (i.e., telemarketing and direct mail), are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized. Other direct and indirect costs incurred with enrolling customers are expensed when incurred. Membership solicitation costs incurred to obtain new members are generally less than the initial fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

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

	Net loss	Weighted average shares outstanding	Per share amount
Quarter ended July 1, 2000:
Basic and diluted	$(8,818)	5,761	$(1.53)

Six months ended July 1, 2000:
Basic and diluted	$(34,979)	5,702	$(6.13)

Quarter ended July 3, 1999:
Basic and diluted	$(1,436)	5,993	$(0.24)

Six months ended July 3, 1999:
Basic and diluted	$(2,342)	5,990	$(0.39)

    For the three and six months ended July 1, 2000 and July 3, 1999, there were no potentially dilutive securities. Options to purchase 1,506,247 and 1,867,167 shares of the Company's Class A Common Stock (the "Common Stock"), respectively, were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Note 4. Shareholders' Equity

    During the first half of 1999, the Company repurchased approximately 230,000 shares of its Common Stock in open market transactions at an aggregate cost of approximately $1.7 million. During the fourth quarter of 1999, the Board authorized a one million share open market repurchase program. Through July 1, 2000, no shares have been repurchased under this program.

Note 5. Restructuring Charges

    In conjunction with the restructuring of the Company's catalog operations discussed in Note 1, approximately 150 jobs were eliminated, primarily in catalog marketing, merchandising and in closing the Brooklyn Center, Minnesota telemarketing center.

    As a result of these activities, the Company recorded a pre-tax restructuring charge of $9.0 million during the first half of 2000. Included in the charge is approximately $1.3 million related to employee severance and termination costs (with no remaining balance to be paid at July 1, 2000), $1.9 million for future lease and other minimum commitments with no future benefit and $5.8 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. During the third and fourth quarters of 2000, the Company expects to record an additional $200,000 to $400,000 of incremental depreciation expense as an additional component of the restructuring charge.

Note 6. Business Segments

    During the first six months of 2000 and 1999, the Company operated in two business segments: Membership Services and Catalog Retail. These reportable operating segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations. Both operating segments sell exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items, capital allocation and taxes. The disaggregated financial information presented below is consistent with the basis and manner in which management evaluates results for purposes of assistance with internal operating decisions.

    The Membership Services operating segment develops, markets and manages leading edge membership and customer relationship management programs that provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance.

    The Company's Catalog Retail operating segment includes the results of operations from the wind-down of the Company's non-member catalog business and of its newly formed subsidiary ClickShip Direct, Inc. The catalog business offered brand name, value-priced merchandise through a variety of catalog titles in the categories of computers, home office, consumer electronics, home décor, home improvement and sports/fitness and provides outsourcing of order fulfillment and customer care services to retailers, direct marketers, and manufacturers. Services provided by ClickShip Direct include online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support and returns management.

    The Catalog Retail segment provided certain discounts to members of the Preferred Buyers' Club® and Insiders® membership programs managed by the Membership Services segment. The Catalog Retail segment experienced significantly higher advertising leverage on catalogs sent to club members due to the fact that member response rates were typically up to two times higher than those of other customer segments. In addition, member sales per catalog were typically two to three times higher than those of other customer segments. For these reasons, discounts were allocated entirely to the Catalog Retail segment.

    Selected statement of operations and statement of cash flows data for the three and six months ended July 1, 2000 and July 3, 1999 by business segment are set forth below. Amounts related to Membership Services reflect the impact of SAB 101 effective January 1, 2000 (see Note 2).

	Catalog Retail(1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Three Months Ended July 1, 2000
Net revenues(1)	$17,729	$34,044	$—	$51,773
Cost of products sold	16,680	—	—	16,680
Restructuring charges	2,259	—	—	2,259
Other expenses(2), (3)	22,785	24,414	—	47,199

Operating (loss) income	(23,995)	9,630	—	(14,365)
Interest and other expense, net	18	13	280	311

(Loss) income before taxes	(24,013)	9,617	(280)	(14,676)
Income tax benefit	—	—	5,858	5,858

Net (loss) income	(24,013)	9,617	5,578	(8,818)
Depreciation and amortization	3,391	119	—	3,510
Net changes in working capital and other	20,126	281	(12,952)	7,455

Net cash provided by (used for) operations	$(496)	$10,017	$(7,374)	$2,147

	Catalog Retail(1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Three Months Ended July 3, 1999
Net revenues(1)	$77,692	$34,554	$—	$112,246
Cost of products sold	55,558	—	—	55,558
Other expenses(2), (3)	30,229	27,401	1,310	58,940

Operating (loss) income	(8,095)	7,153	(1,310)	(2,252)
Interest and other expense, net	—	—	374	374

(Loss) income before taxes and extraordinary gain	(8,095)	7,153	(1,684)	(2,626)
Income tax benefit	—	—	893	893

Net (loss) income before extraordinary gain	(8,095)	7,153	(791)	(1,733)
Extraordinary gain(4)	450	—	(153)	297

Net (loss) income	(7,645)	7,153	(944)	(1,436)
Depreciation and amortization	1,482	530	48	2,060
Net changes in working capital and other	8,233	5,261	(548)	12,946

Net cash provided by (used for) operations	$2,070	$12,944	$(1,444)	$13,570

	Catalog Retail(1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Six Months Ended July 1, 2000
Net revenues(1)	$57,112	$70,183	$—	$127,295
Cost of products sold	48,496	—	—	48,496
Restructuring charges	8,998	—	—	8,998
Other expenses(2), (3)	53,458	49,183	—	102,641

Operating (loss) income	(53,840)	21,000	—	(32,840)
Interest and other expense, net	91	36	511	638

(Loss) income before taxes and other	(53,931)	20,964	(511)	(33,478)
Income tax benefit	—	—	12,700	12,700

Net (loss) income before cumulative effect of change in accounting	(53,931)	20,964	12,189	(20,778)
Cumulative effect of change in accounting	—	(22,904)	8,703	(14,201)

Net (loss) income	(53,931)	(1,940)	20,892	(34,979)
Depreciation and amortization	8,198	397	16	8,611
Net changes in working capital and other	35,281	15,300	(40,037)	10,544

Net cash provided by (used for) operations	$(10,452)	$13,757	$(19,129)	$(15,824)

	Catalog Retail(1)	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Six Months Ended July 3, 1999
Net revenues(1)	$162,042	$59,632	$—	$221,674
Cost of products sold	117,129	—	—	117,129
Other expenses(2), (3)	57,904	48,655	1,310	107,869

Operating (loss) income	(12,991)	10,977	(1,310)	(3,324)
Interest and other expense, net	—	—	675	675

(Loss) income before taxes and extraordinary gain	(12,991)	10,977	(1,985)	(3,999)
Income tax benefit	—	—	1,360	1,360

Net (loss) income before extraordinary gain	(12,991)	10,977	(625)	(2,639)
Extraordinary gain(4)	450	—	(153)	297

Net (loss) income	(12,541)	10,977	(778)	(2,342)
Depreciation and amortization	3,025	1,029	97	4,151
Net changes in working capital and other	10,610	(1,714)	(935)	7,961

Net cash provided by (used for) operations	$1,094	$10,292	$(1,616)	$9,770

(1)
Discounts provided to Preferred Buyers' Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $285,000 and $3.1 million in the three months ended and $1.1 million and $6.3 million during the six months ended July 1, 2000 and July 3, 1999, respectively.

(2)
Includes inter-segment charge from Catalog Retail to Membership Services of $5.6 million for the three months ended and $10.8 million for the six months ended July 3, 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

(3)
Corporate expenses for the three and six months ended July 3, 1999 include a pre-tax charge of $1.3 million for the implementation of a revised vacation and sick time policy. The corporate charge includes $300,000 which was previously recorded by the Catalog Retail and Membership Services segments and transferred to the Corporate segment during the second quarter of 1999.

(4)
Relates to a condemnation of land. See Note 7.

    Selected balance sheet data by business segment is as follows:

	Catalog Retail	Membership Services	Corporate	Consolidated
	(Amounts in thousands)
At July 1, 2000
Cash and cash equivalents	$9	$—	$440	$449
Non-cash current assets	(5,866)	49,669	21,626	65,429
Net property, equipment and other assets	21,850	1,760	23,105	46,715

Total assets	$15,993	$51,429	$45,171	$112,593

Non-interest bearing current liabilities	$13,985	$90,874	$—	$104,859
Short-term borrowings	—	—	11,543	11,543
Investment in segment/shareholders' equity (deficit)	2,008	(39,445)	33,628	(3,809)

Total liabilities and equity	$15,993	$51,429	$45,171	$112,593

At December 31, 1999
Cash and cash equivalents	$—	$—	$3,927	$3,927
Non-cash current assets	52,933	36,406	3,159	92,498
Net property, equipment and other assets	20,273	5,331	4,017	29,621

Total assets	$73,206	$41,737	$11,103	$126,046

Non-interest bearing current liabilities	$32,046	$62,330	$2,253	$96,629
Investment in segment/shareholders' equity (deficit)	41,160	(20,593)	8,850	29,417

Total liabilities and equity	$73,206	$41,737	$11,103	$126,046

Note 7. Extraordinary Gain

    During the second quarter of 1999, the State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share.

Note 8. Legal Matters

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which is a member of the Company's Preferred Buyers' Club®. The plaintiff alleges that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. The complaint alleges various violations of state consumer fraud and contract law and seeks compensatory and punitive damages. Discovery has been completed. The court has denied a motion for an injunctive or damages class certification on a national basis and has granted a certification for a damages class consisting of Preferred Buyers' Club® members in New Jersey alone. The case is scheduled for trial in the fall of 2000. The Company believes it has factual and legal defenses and is defending the action aggressively. Discovery has been completed and management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 9. Subsequent Event

    At July 1, 2000 the Company had a revolving line of credit and letter of credit facility that had been used for general working capital and other corporate purposes. On July 28, 2000, the Company replaced this revolving line of credit with a new $15 million commercial credit facility which reduces to $10 million on January 1, 2001. The facility is available for working capital and general corporate needs and contains a $2 million sublimit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the new line of credit bear interest at the reference rate of interest plus 0.5% or LIBOR plus 3.25% and are secured by all assets of the Company. The credit facility includes covenants which require the Company to satisfy certain financial tests and ratios on a monthly basis and limits the downstreaming of funds to ClickShip to $8.0 million.

Note 10. Recently Issued Accounting Pronouncement

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

	Three months ended			Six months ended
	July 1, 2000	July 3, 1999	% change	July 1, 2000	July 3, 1999	% change
Statement of Operations Data:
Net revenues:
Catalog Retail(1)	$17,729	$77,692	(77.2)%	$57,112	$162,042	(64.8)%
Membership Services	34,044	34,554	(1.5)%	70,183	59,632	17.7%

Total	51,773	112,246	(53.9)%	27,295	221,674	(42.6)%
Costs and expenses:
Catalog Retail cost of products sold	16,680	55,558	(70.0)%	48,496	117,129	(58.6)%
Catalog Retail expenses(2)	22,785	30,229	(24.6)%	53,458	57,904	(7.7)%
Restructuring charges	2,259	—	N/A	8,998	—	N/A
Membership Services expenses(2)	24,414	27,401	(10.9)%	49,983	48,655	1.1%
Corporate expenses	—	1,310	N/A	—	1,310	N/A

Total	66,138	114,498	(42.2)%	160,135	224,998	(28.8)%

Operating (loss) income:
Catalog Retail	(23,995)	(8,095)	(196.4)%	(53,840)	(12,991)	(314.4)%
Membership Services	9,630	7,153	34.6%	21,000	10,977	91.3%
Corporate	—	(1,310)	N/A	—	(1,310)	N/A

Total	(14,365)	(2,252)	(537.9)%	(32,840)	(3,324)	(888.0)%
Interest expense, net	280	255	9.8%	478	544	(12.1)%
Other expense, net	31	119	(73.9)%	160	131	22.1%

Loss before income taxes and other	(14,676)	(2,626)	(458.9)%	(33,478)	(3,999)	(737.2)%
Income tax benefit	5,858	893	556.0%	12,700	1,360	833.8%

Net loss before extraordinary gain and cumulative effect	(8,818)	(1,733)	(408.8)%	(20,778)	(2,639)	(687.3)%
Extraordinary gain, net of taxes	—	297	N/A	—	297	N/A
Cumulative effect of accounting change, net of taxes	—	—	N/A	(14,201)	—	N/A

Net loss	$(8,818)	$(1,436)	(514.1)%	$(34,979)	(2,342)	(1,393.6)%

Statement of Cash Flows Data:
Net cash (used for) provided by operations:
Catalog Retail(2)	$(496)	$2,070	(124.0)%	(10,452)	$1,094	(1,055.4)%
Membership Services(2)	10,017	12,944	(22.6)%	13,757	10,292	33.7%
Corporate	(7,374)	(1,444)	(410.7)%	(19,129)	(1,616)	(1,083.7)%

Total	$2,147	$13,570	(84.2)%	$(15,824)	$9,770	(262.0)%

(1)
Discounts provided to the Preferred Buyers Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $285,000 and $3.1 million for the three months ended and $1.1 million and $6.3 million for the six months ended July 1, 2000 and July 3, 1999, respectively.

(2)
Includes inter-segment charge from Catalog Retail to Membership Services of $5.7 million for the three months ended and $10.8 million for the six months ended July 3, 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

General

    In January 2000, the Company announced that it would wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down was substantially completed by the end of second quarter 2000, at which time the Company discontinued taking catalog orders from non-member customers. The Company will continue to operate its membership services business which recently started doing business as Provell. The order capture, product fulfillment and customer service capabilities developed by the Company were redeployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), that was formed in January 2000. The Company currently plans to separate ClickShip as an independent, publicly traded company through a distribution of shares to the Company's shareholders during the third or fourth quarter of 2000.

    Provell will continue to develop, market, and manage membership programs that provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness and finance. Arrangements have been made with third parties to supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by the Company's catalog operations. A dedicated management team sources products available on a direct-from-supplier basis, avoiding the need to own, store, and fulfill inventory from a Company-owned location. Provell also outsources teleservices orders and customer service with carefully selected telemarketing providers, including ClickShip.

    ClickShip provides outsourcing of order fulfillment and customer care services to retailers, direct marketers, and manufacturers. Services include online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support and returns management.

    In conjunction with the restructuring of the Company's catalog operations, the Company's Brooklyn Center, Minnesota telemarketing center was closed in January 2000. Approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and the telemarketing center. As a result of these activities, the Company recorded a pre-tax restructuring charge of $9.0 million during the first half of 2000. Included in the charge is approximately $1.3 million related to employee severance and termination benefits (with no remaining balance to be paid at July 1, 2000), $1.9 million for future lease and other minimum commitments with no future benefit and $5.8 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. During the third and fourth quarters of 2000, the Company expects to record an additional $200,000 to $400,000 of incremental depreciation expense as an additional component of the restructuring charge.

Membership Services

    This segment's results reflect the adoption of SAB 101 effective January 1, 2000. Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet, net of direct solicitation costs, and amortized into income over the membership period, generally twelve months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed. Effective January 1, 2000, the Company defers the recognition of revenues and direct solicitation costs on all membership programs and amortizes such revenues and costs, after the trial period has elapsed, over the membership period, generally twelve months. The Company also defers the recognition of costs and revenues associated with extended warranty service contracts until the end of the return period, generally three months. Previously, extended warranty revenues and costs were recognized immediately.

The Company recorded a non-cash charge of $22.9 million ($14.2 million net of taxes) related to the adoption of SAB 101. See Note 2 to the Consolidated Financial Statements.

    The Company has been able to maintain its membership base by accelerating its member prospecting, and replacing its member acquisition leads which have been lost due to the wind-down of its catalog retail business. Provell's expanded client roster now includes several of the nation's largest financial institutions, as well as a number of premier consumer marketing organizations. The Company's membership base has increased from 1.9 million members at the end of the second quarter of 1999 to 2.2 million members at the end of the second quarter of 2000.

    Membership revenues were $34.0 million for second quarter 2000, a 1.5% decrease from second quarter 1999 revenues. Revenues for the six months ended July 1, 2000 were $70.2 million, a 17.7% increase over the prior year comparable period. Second quarter operating income increased 34.6% to $9.6 million in 2000 as compared to $7.2 million in 1999. First half 2000 operating income increased 91.3% to $21 million as compared to $11.0 million in 1999. On a pro forma basis, assuming SAB 101 had been adopted retroactively, second quarter 1999 membership revenues and operating income would have been $31.7 million and $7.8 million, respectively. For the half, 1999 membership revenues and operating income would have been $45.6 million and $1.1 million, respectively. Operating income for 1999 reflects a charge of $5.7 million and $10.8 million for the quarter and first half, respectively, for commissions to the Catalog Retail segment. In conjunction with the catalog wind-down, these costs are no longer being incurred. The exclusion of the inter-segment charge in 2000 and lower than anticipated operating costs accompanied by an increase in the Company's membership base, expanded membership club offerings and club price increases each contributed to the revenue and operating income growth during the first half of 2000.

    Costs and expenses incurred by the Company's Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists and general and administrative expenses, and in 1999, inter-segment charges from the Catalog Retail segment (see above discussion).

    Segment costs and expenses decreased 10.9% for the second quarter in comparison to second quarter 1999 and remained relatively consistent for first half 2000 in comparison to first half 1999 with a 1.1% increase. Costs and expenses as a percentage of net revenues decreased to 71.7% in second quarter 2000 as compared to 79.3% in second quarter 1999. First half costs and expenses as a percentage of net revenues were 70.0% in 2000 as compared to 81.6% in 1999. The decrease in costs and expenses was due primarily to the inter-segment charges included in costs and expenses in 1999 (see above discussion). The company has also benefited from improved leveraging of costs over a larger membership and revenue base and increased revenues from membership renewals. Profitability from renewal memberships exceeds that of new membership acquisitions due to the absence of membership solicitation costs associated with renewals.

Catalog Retail

    The wind-down of the Company's non-member Catalog Retail operations was substantially completed during the second quarter. As of July 1, 2000 the Company is no longer taking non-member catalog orders but will continue to process customer returns and further liquidate inventories. During the second quarter of 2000, the Company continued to mail catalogs slotted with product on hand and used other liquidation means to substantially reduce inventory levels. The wind-down of Catalog Retail activities and related liquidations resulted in substantially lower revenues during the second quarter and first half of 2000 in comparison to 1999. This segment generated revenues of $17.7 million and $57.1 million during the second quarter and first half of 2000, respectively, a decrease of 77.2% and 64.8% from revenues of $77.7 million and $162.0 million generated during the second quarter and first half of 1999, respectively. Revenues generated from Catalog wind-down activities totaled $17.2 million and $56.1 million for the second quarter and first half, respectively, while ClickShip generated $9.6 million and $18.0 million of revenues during the second quarter and first half, respectively. Included in ClickShip's second quarter revenues were approximately $6.8 million of revenues from services provided to its parent, Damark, for activities related to the winding down of non-member and member catalog activities and $2.3 million of revenues pursuant to an agreement entered into to provide ongoing customer care services to Provell's members. ClickShip's first half revenues included $13.6 million from Provell non-member catalog wind-down activities and $3.4 million from ongoing Provell customer care activities. Catalog Retail wind-down activities generated gross product margins of 5.9% in the second quarter of 2000 as compared to 28.5% in second quarter 1999 and 15.1% for the first half of 2000 as compared to 27.7% for the first half of 1999. The 2000 margin percentages were negatively impacted by liquidation activities associated with the catalog wind-down. The segment reported a net loss of $24.0 million in second quarter 2000 and $53.9 million for the first half of 2000 as compared to a net loss of $8.1 million in second quarter 1999 and $12.5 million for the first half of 1999.

    Operating expenses as a percentage of segment net revenues increased to 128.5% in second quarter 2000 from 38.9% in second quarter 1999. For the six month period ended July 1, 2000, operating expenses were 93.6% of net revenues as compared to 35.7% for the comparable period in the prior year. The increase was due primarily to a decrease in advertising leverage as advertising costs were leveraged against significantly reduced revenue levels as a result of the Company's efforts to liquidate its inventory levels. In addition, the second quarter and first half 1999 expenses included inter-segment transfers of costs from the Catalog Retail segment to the Membership Services segment of $5.7 million and $10.8 million, respectively (see previous discussion).

Corporate

    Corporate expenses for the three and six months ended July 3, 1999 include a pre-tax charge of $1.3 million for the implementation of a revised vacation and sick time policy. The charge includes $300,000 which was previously recorded by the Catalog Retail and Membership Services segments and transferred to the Corporate segment during second quarter 1999.

    The Company incurred interest expense of $280,000 and $255,000 during the second quarter of 2000 and 1999, respectively. Interest expense of $478,000 and $544,000 was incurred during the first half of 2000 and 1999, respectively. Declines in installment receivable and inventory balances in 2000 as compared to 1999 borrowing levels were partially offset by the need for increased borrowings to fund the wind-down of the Company's non-member catalog operations and ClickShip start up costs.

    The Company's effective tax rate was 39.9% for second quarter 2000 and 37.9% for the first six months of 2000 as compared to 34.0% for the second quarter and first half of 1999. The increase in the effective tax rate is the result of additional state income taxes associated with the restructuring of the Company's operations. Despite incurring net losses in recent quarters, the Company has not recorded a deferred tax valuation allowance since management believes that its operating and tax planning strategies will allow the Company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating and tax planning strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

Extraordinary Gain

    The State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.

Liquidity and Capital Resources

Cash Flow

    Net cash used for operations totaled $15.8 million for the first half of 2000 as compared to net cash provided by operations of $9.8 million for the same period in 1999. The increase in cash used for operations in 2000 was the result of an increased net loss in 2000 due primarily to the wind-down activities in the Catalog Retail segment. Cash generated by working capital changes was $9.0 million in 2000 as compared to $9.5 million in 1999. Declines in inventory and receivable balances partially offset by declines in current liability balances contributed to the cash generated by working capital changes in 2000 and 1999.

Capital Expenditures

    During the first half of 2000, the Company's capital expenditures were approximately $7.1 milion, compared to $2.2 million during 1999. During the balance of 2000, capital expenditures will continue to be made to support the activities and infrastructure of ClickShip, and to enhance Provell's infrastructure and operational efficiencies. The Company is in the process of expanding its distribution facility by 320,000 square feet at an approximate cost of $12 million ($2.3 million had been funded as of July 1, 2000) in order to meet the increased capacity needs anticipated for ClickShip. Management estimates that an additional $7 million in infrastructure enhancements will be invested for ClickShip during 2000. Management also estimates that $6 million to $8 million will be invested in the Membership Services business during 2000, consisting of $1 million to $2 million for leasehold improvements and furniture for a new corporate headquarters and an additional $5 million to $6 million for systems development and infrastructure enhancements.

Financing

    At July 1, 2000 the Company had a revolving line of credit and letter of credit facility that had been used for general working capital and other corporate purposes. On July 28, 2000, the Company replaced the revolving line of credit with a new $15 million commercial credit facility which reduces to $10 million on January 1, 2001. The facility is available for working capital and general corporate needs and contains a $2 million sublimit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the under the line of credit bear interest at the reference rate of interest plus 0.5% or LIBOR plus 3.25% and are secured by all assets of the Company. The credit facility includes covenants which require the Company to satisfy certain financial tests and ratios on a monthly basis and limits the downstreaming of funds to ClickShip to $8.0 million.

    ClickShip is actively working to procure at least $20 million of mortgage proceeds to fund its distribution center expansion, other capital expenditures and operations. Management expects to complete an agreement in September or October 2000. In addition, additional financing needs are anticipated to fund ClickShip's operations. If such financing is not obtained, the Company will need to defer further capital expansion or other planned business expansion activities.

    Assuming the above financing is obtained, the Company anticipates that cash generated from operations, and available borrowing capacity under the new credit facility will be sufficient to fund its operations and Provell capital expenditures for the remainder of 2000.

Stock Repurchases

    During the first half of 1999, the Company repurchased approximately 230,000 shares of its Common Stock in open market transactions at an aggregate cost of approximately $1.7 million. During the fourth quarter of 1999, the Board authorized a one million share open market repurchase program. Through July 1, 2000, no shares have been repurchased under this program.

Seasonality

    Like most retailing businesses, the Company's Catalog Retail segment was subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues were the highest during the fourth quarter and a significant portion of its earnings were realized during that period. The Company's annual operating results were affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. Because the wind-down of the non-member catalog operations is complete, management expects the seasonal variations in consumer demand to have a less significant impact on the Company's membership business while fourth quarter consumer demand will continue to have a significant impact on ClickShip's business.

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

  •
  Availability of capital on acceptable terms;

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

  •
  Inability to attract clients in the fulfillment market;

  •
  Reliance on fees generated by potentially volatile transaction volume or product sales of its fulfillment clients;

  •
  Effects of possible system failures and rapid changes in technology;

  •
  Inability of the Company's systems or infrastructure to accommodate significant growth in its fulfillment business;

  •
  Changes in the trend toward outsourcing;

  •
  Externally mandated changes in accounting guidelines; and

  •
  Trends in government regulation;

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

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

      Exhibit 10—Credit Agreement, dated as of July 28, 2000 by and between Registrant and Bank of America, N.A.

      Exhibit 27—Financial Data Schedule

  b.
  Reports on Form 8-K:

      The registrant did not file any reports on Form 8-K during the quarter ended July 1, 2000.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMARK INTERNATIONAL, INC.
Date: August 15, 2000	By:	/s/ STEPHEN P. LETAK Stephen P. Letak Executive Vice President— Chief Financial Officer

QuickLinks

DAMARK INTERNATIONAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II. Other Information
Signature