Form 10-Q
period 2000-09-30
DAMARK INTERNATIONAL INC
filed 2000-11-14
CIK 883324

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On November 3, 2000, there were 5,852,269 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

DAMARK INTERNATIONAL, INC.
INDEX

			Page
Part I.	FINANCIAL INFORMATION
	Item 1:	Financial Statements
		Consolidated Statements of Operations (unaudited) For the three and nine months ended September 30, 2000 and October 2, 1999	3
		Consolidated Balance Sheets As of September 30, 2000 (unaudited) and December 31, 1999	4
		Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2000 and October 2, 1999	5
		Condensed Notes to Consolidated Financial Statements	6
	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Part II.	OTHER INFORMATION
	Item 1:	Legal Proceedings	22
	Item 2:	Changes in Securities and Use of Proceeds	22
	Item 6:	Exhibits and Reports on Form 8-K	23
		Signature	24

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
	(Amounts in thousands except per share data)
Net revenues:
Product and other revenues	$2,120	$56,590	$59,234	$218,632
Membership and related revenues	31,766	35,996	101,954	95,628

Total net revenues	33,886	92,586	161,188	314,260

Costs and expenses:
Costs of products sold	488	40,001	48,986	157,131
Operating and marketing expenses	26,871	41,403	106,263	120,697
General and administrative expenses	11,009	14,991	34,264	43,565
Restructuring charges	227	—	9,226	—

Total costs and expenses	38,595	96,395	198,739	321,393

Operating loss	(4,709)	(3,809)	(37,551)	(7,133)
Interest (income) expense, net	335	(205)	812	339
Other expenses, net	216	22	375	153

Loss before income taxes, extraordinary gain and cumulative effect of change in accounting	(5,260)	(3,626)	(38,738)	(7,625)
Income tax benefit	1,997	1,233	14,697	2,593

Net loss before extraordinary gain and cumulative effect of change in accounting	(3,263)	(2,393)	(24,041)	(5,032)
Extraordinary gain on condemnation of land, net of taxes of $153	—	—	—	297
Cumulative effect of change in accounting, net of taxes of $8,703	—	—	(14,201)	—

Net loss	(3,263)	(2,393)	(38,242)	(4,735)
Beneficial conversion feature related to issuance of Series D Preferred Stock	(1,989)	—	(1,989)	—

Net loss available to common shareholders	$(5,252)	$(2,393)	$(40,231)	$(4,735)

Loss per common share, basic and diluted:
Loss available to common shareholders before extraordinary gain and cumulative effect of change in accounting	$(0.91)	$(0.40)	$(4.54)	$(0.84)
Extraordinary gain	—	—	—	0.05
Cumulative effect of change in accounting	—	—	(2.48)	—

Net loss available to common shareholders	$(0.91)	$(0.40)	$(7.02)	$(0.79)

Weighted average common shares outstanding	5,795	5,985	5,733	5,988

Pro forma amounts assuming retroactive application of Staff Accounting Bulletin No. 101:
Net income (loss) available to common shareholders	$(5,252)	$1,442	$(26,030)	$(7,415)

Basic and diluted income (loss) per common share	$(0.91)	$0.23	$(4.54)	$(1.24)

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2000	December 31, 1999
	(Amounts in thousands except per share data)
Current assets:
Cash and cash equivalents	$702	$3,927
Trade accounts receivable, net	47,140	43,847
Merchandise inventories, net	—	30,739
Deferred membership solicitation and catalog costs	42,569	15,186
Deferred income taxes	1,360	1,360
Officer note receivable	848	—
Other	1,744	1,366

Total current assets	94,363	96,425
Property and equipment, net	35,307	25,464
Officer note receivable	—	1,633
Other assets, net	61	465
Noncurrent deferred income taxes	26,071	2,059

Total assets	$155,802	$126,046

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$16,894	$30,568
Accrued liabilities	54,432	41,312
Deferred membership income, net	50,195	24,749
Construction bridge loan	9,549	—
Borrowings under revolving credit facility	11,763	—

Total current liabilities	142,833	96,629

Series D redeemable convertible preferred stock, liquidation preference $25,000, net of unamortized discount of $4,050	15,950	—

Shareholders' (deficit) equity:
Class A Common Stock, $.01 par, 20,000 shares authorized; 5,848 and 5,520 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	58	55
Class B Common Stock, $.01 par, 2,000 shares authorized; none issued or outstanding	—	—
Class C Junior Participating Preferred Stock, $.01 par, 400 shares authorized; none issued or outstanding	—	—
Common stock warrants	2,800	—
Paid-in capital	57,651	54,610
Accumulated deficit	(63,490)	(25,248)

Total shareholders' (deficit) equity	(2,981)	29,417

Total liabilities and shareholders' (deficit) equity	$155,802	$126,046

See accompanying condensed notes to consolidated financial statements.

DAMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2000	October 2, 1999
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(38,242)	$(4,735)
Adjustments to reconcile net loss to net cash (used for) provided by operations:
Extraordinary gain on condemnation of land	—	(297)
Cumulative effect of change in accounting, net	14,201	—
Depreciation and amortization	9,872	5,792
Deferred income taxes	(14,697)	(2,595)
Loss on disposal of property and equipment	67	89
Changes in working capital items:
Trade accounts receivable, net	(3,293)	17,069
Merchandise inventories, net	30,739	16,356
Other current assets	(4,461)	(1,540)
Accounts payable and accrued liabilities	(11,266)	(10,138)
Deferred membership income, net	(10,519)	658

Net cash (used for) provided by operations	(27,599)	20,659

INVESTING ACTIVITIES:
Property and equipment additions	(19,869)	(2,631)
Proceeds from sale of property and equipment	741	1,027
Repayment (issuance) of officer note receivable	652	(1,500)
Other, net	155	(126)

Net cash used for investing activities	(18,321)	(3,230)

FINANCING ACTIVITIES:
Borrowings (payments) under revolving credit facility, net	11,763	(5,140)
Repurchase and retirement of common stock	—	(4,805)
Net proceeds from issuance of bridge loan	9,549	—
Net proceeds from issuance of Series D Preferred Stock and warrants	18,950	—
Net proceeds from employee exercise of stock options and issuance of stock	2,433	852

Net cash provided by (used for) financing activities	42,695	(9,093)

Net (decrease) increase in cash and cash equivalents	(3,225)	8,336
Cash and cash equivalents, beginning of period	3,927	49

Cash and cash equivalents, end of period	$702	$8,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$661	$396

Income taxes paid (refunded) during the period	$834	$(4,368)

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

    The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period. As a result, the operating results for the first nine months of 2000 and 1999 included 274 and 275 days, respectively. Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

    In January 2000, the Company announced that it would wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down was substantially completed by the end of the second quarter. The Company will continue to operate its membership services business under the name Provell. The order capture, product fulfillment and customer service capabilities developed by the Company were redeployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), which was formed in January 2000. The Company had planned to separate ClickShip as an independent company during the third or fourth quarter of 2000. However, market conditions for companies in the outsourced fulfillment and customer care segment have significantly deteriorated during 2000 and financing has not been readily available to ClickShip. Consequently, the Company is exploring all options relating to ClickShip, including raising sufficient capital to separate the companies and other alternatives. A decision on ClickShip is expected by December 31, 2000 and there is no assurance as to which alternative the Company will pursue.

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

    Effective January 1, 2000 with the adoption of SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight line basis after the trial period has elapsed and over the remaining membership period, generally eleven months. The allowance for returns is based on the Company's most recent return experience and is updated each quarter. Most of the Company's members can return their memberships at any time prior to expiration of the membership term and receive either a pro-rated or full refund for the remaining portion of the membership period. Third quarter and nine month activity in the deferred membership income and accrued membership returns accounts is summarized as follows (000's):

Quarter ended September 30, 2000:

	Balance at July 1, 2000	Additions	Reductions	Adjustments(1)	Balance at Sept. 30, 2000
Deferred membership income	$46,549	$32,888	$(29,722)	$480	$50,195

Accrued membership returns	$23,539	$36,630	$(25,143)	$(585)	$34,441

Nine months ended September 30, 2000:

	Balance at Dec. 31, 1999	Additions	Reductions	Adjustments(2)	Balance at Sept. 30, 2000
Deferred membership income	$24,749	$76,456	$(92,665)	$41,655	$50,195

Accrued membership returns	$16,911	$91,968	$(77,575)	$3,137	$34,441

(1)
Adjustments relate primarily to reclassifications between accrued returns and deferred income.

(2)
Adjustments relate primarily to the initial adoption of SAB 101.

    During the third quarter and first nine months of 2000, the Company recognized $6.0 million and $33.4 million, respectively, of net revenue which was included as a component of the "cumulative effect of change in accounting" adjustment.

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

Note 3.  Earnings Per Common Share

    Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average shares of common stock outstanding plus potentially dilutive securities outstanding during the applicable periods. Potentially dilutive securities include outstanding stock options, warrants and convertible preferred stock. These securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. Accordingly, at September 30, 2000 and October 2, 1999, options to purchase approximately 1,875,000 and 1,802,000 shares of the Company's Class A Common Stock (the "Common Stock"), respectively, were not included in the computation of diluted loss per share. At September 30, 2000, 2,318,393 shares issuable upon conversion of the Series D preferred stock and exercise of the common stock warrants were also excluded from the calculation of diluted EPS.

Note 4.  Preferred Stock

    On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. The Series D Preferred Stock is convertible at any time at the option of the holder into the Company's Class A Common Stock at $12.94 per share, subject to certain adjustments for future events, including the spinoff of ClickShip or any delay therein. The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or shares of the Company's Class A Common Stock valued at 90% of its then current market price. Unless previously converted to Class A Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Class A Common Stock valued at 90% of its then current market price. The Company may also be required to redeem the Series D preferred stock for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

    In addition, the Company issued Common Stock Purchase Warrants to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Class A Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. The Company allocated the net proceeds of $18.75 million (cash proceeds of $20.0 million net of accrued transaction costs of $1.25 million) from the issuance of the Series D Preferred Stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to the warrants, $2.8 million, is reflected as a component of shareholders' equity. In the event of a spinoff of ClickShip, the holders of the Series D Preferred Stock will also receive warrants to purchase ClickShip common stock as provided in the securities purchase agreement.

    Because the proceeds allocated to the Series D preferred shares were less than the fair value of the common stock that would be issuable upon assumed conversion as of September 29, 2000, the issuance of the preferred shares resulted in a non-detachable beneficial conversion feature that was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The beneficial conversion feature of $1,989,000 was treated as an immediate dividend to the Series D preferred shareholders since the Series D preferred shareholders have immediate conversion rights. Since the Company had an accumulated deficit as of the approval date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity.

Note 5.  Stock Repurchase Program

    During the first nine months of 1999, the Company repurchased approximately 567,000 shares of its Common Stock in open market transactions at aggregate costs of approximately $4.8 million. During the fourth quarter of 1999, the Board authorized a one million share open market repurchase program. No shares have been repurchased under this program through September 30, 2000.

Note 6.  Restructuring Charges

    In conjunction with the restructuring of the Company's catalog operations discussed in Note 1, approximately 150 jobs were eliminated, primarily in catalog marketing, merchandising and in closing the Brooklyn Center, Minnesota telemarketing center.

    As a result of these activities, the Company recorded a pre-tax restructuring charge of $9.2 million during the first nine months of 2000. Included in the charge is approximately $1.3 million related to employee severance and termination costs, $1.9 million for future lease and other minimum commitments with no future benefit and $6.0 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. The Company does not expect to record significant additional restructuring charges during the fourth quarter.

Note 7.  Business Segments

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

    The Membership Services operating segment develops, markets and manages leading edge membership and customer relationship management programs. The Company's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance. The Company's Catalog Retail segment is comprised of the wind-down of its former catalog operations, its subsidiary ClickShip, and the elimination of intercompany results from services provided by ClickShip to Provell. The former catalog operations offered brand name merchandise in the categories of computers, home office, consumer electronics, home décor, home improvement and sports/fitness. ClickShip provides outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These services include online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management.

    The Catalog Retail segment provided certain discounts to members of the Preferred Buyers' Club® and Insiders® membership programs managed by the Membership Services segment. Due to considerably higher sales productivity by the Company's club members, the retail segment experienced measurably higher advertising leverage on catalogs sent to these customers. For this reason, discounts were allocated entirely to the Catalog Retail segment.

DAMARK INTERNATIONAL, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Business Segments (Continued)

    Selected statement of operations and statement of cash flows data for the three and nine months ended September 30, 2000 and October 2, 1999 by business segment are set forth below.

	Catalog Retail(1)	Provell Membership Services	Corporate	Consolidated
	(Amounts in thousands)
Three Months Ended Sept. 30, 2000
Net revenues	$2,120	$31,766	$—	$33,886
Cost of products sold	488	—	—	488
Restructuring charges	227	—	—	227
Other expenses	10,751	27,129	—	37,880

Operating income (loss)	(9,346)	4,637	—	(4,709)
Interest and other, net	(24)	31	(558)	(551)

Income (loss) before taxes	(9,370)	4,668	(558)	(5,260)
Income tax benefit	—	—	1,997	1,997

Net income (loss)	(9,370)	4,668	1,439	(3,263)
Depreciation and amortization	895	309	57	1,261
Net changes in working capital and Other	14,905	(5,755)	(18,923)	(9,773)

Net cash provided by (used for) operations	$6,430	$(778)	$(17,427)	$(11,775)

Three Months Ended October 2, 1999
Net revenues	$56,590	$35,996	$—	$92,586
Cost of products sold	40,001	—	—	40,001
Other expenses(2)	25,882	30,512	—	56,394

Operating income (loss)	(9,293)	5,484	—	(3,809)
Interest and other, net	(67)	(22)	272	183

Income (loss) before taxes	(9,360)	5,462	272	(3,626)
Income tax benefit	—	—	1,233	1,233

Net income (loss)	(9,360)	5,462	1,505	(2,393)
Depreciation and amortization	1,026	567	48	1,641
Net changes in working capital and other	7,179	1,860	2,602	11,641

Net cash provided by (used for) operations	$(1,155)	$7,889	$4,155	$10,889

	Catalog Retail(1)	Provell Membership Services	Corporate	Consolidated
		(Amounts in thousands)
Nine Months Ended Sept. 30, 2000
Net revenues	$59,234	$101,954	$—	$161,188
Cost of products sold	48,986	—	—	48,986
Restructuring charges	9,226	—	—	9,226
Other expenses	64,209	76,318	—	140,527

Operating income (loss)	(63,187)	25,636	—	(37,551)
Interest and other, net	(114)	(5)	(1,068)	(1,187)

Income (loss) before taxes and other items	(63,301)	25,631	(1,068)	(38,738)
Income tax benefit	—	—	14,697	14,697

Net income (loss) before extraordinary gain	(63,301)	25,631	13,629	(24,041)
Cumulative effect of change in accounting, net of taxes	—	(22,904)	8,703	(14,201)

Net income (loss)	(63,301)	2,727	22,332	(38,242)
Depreciation and amortization	9,093	706	73	9,872
Net changes in working capital and other	50,185	9,546	(58,960)	771

Net cash provided by (used for) operations	$(4,023)	$12,979	$(36,555)	$(27,599)

Nine Months Ended October 2, 1999
Net revenues	$218,632	$95,628	$—	$314,260
Cost of products sold	157,131	—	—	157,131
Other expenses(2), (3)	83,785	79,167	1,310	164,262

Operating income (loss)	(22,284)	16,461	(1,310)	(7,133)
Interest and other, net	(67)	(22)	(403)	(492)

Income (loss) before taxes and other Items	(22,351)	16,439	(1,713)	(7,625)
Income tax benefit	—	—	2,593	2,593

Net income (loss) before other items	(22,351)	16,439	880	(5,032)
Extraordinary gain on condemnation of land, net of taxes(4)	450	—	(153)	297

Net income (loss)	(21,901)	16,439	727	(4,735)
Depreciation and amortization	4,051	1,596	145	5,792
Net changes in working capital and Other	17,791	145	1,666	19,602

Net cash provided by (used for) Operations	$(59)	$18,180	$2,538	$20,659

(1)
Discounts provided to Preferred Buyers' Club® and Insiders® members are allocated entirely to Retail and totaled $86,000 and $2.5 million in the three months ended and $1.2 million and $8.8 million during the nine months ended September 30, 2000 and October 2, 1999, respectively.

(2)
Includes inter-segment charge from Catalog Retail to Membership Services of $3,177 in the three months ended and $13,982 in the nine months ended October 2, 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

(3)
Corporate expenses for the first nine months ended October 2, 1999 include a pre-tax charge of $1.3 million for the implementation of a revised vacation and sick time policy.

(4)
Relates to a condemnation of land. See Note 9.

Selected balance sheet data by business segment is as follows:

	Catalog Retail	Provell Membership Services	Corporate	Consolidated
	(Amounts in thousands)
At September 30, 2000
Cash and cash equivalents	$97	$—	$605	$702
Non-cash current assets	(19,841)	75,694	37,808	93,661
Net property, equipment and other assets	31,046	4,322	26,071	61,439

Total assets	$11,302	$80,016	$64,484	$155,802

Non-interest bearing current liabilities	$9,680	$111,145	$696	$121,521
Short-term borrowings	9,549	—	11,763	21,312
Series D preferred stock			15,950	15,950
Investment in segment/shareholders' deficit	(7,927)	(31,129)	36,075	(2,981)

Total liabilities and deficit	$11,302	$80,016	$64,484	$155,802

At December 31, 1999
Cash and cash equivalents	$—	$—	$3,927	$3,927
Non-cash current assets	52,933	36,406	3,159	92,498
Net property, equipment and other assets	20,273	5,331	4,017	29,621

Total assets	$73,206	$41,737	$11,103	$126,046

Non-interest bearing current liabilities	$32,046	$62,330	$2,253	$96,629
Investment in segment/shareholders' equity	41,160	(20,593)	8,850	29,417

Total liabilities and equity	$73,206	$41,737	$11,103	$126,046

Note 8.  Financing

    During third quarter 2000, the Company entered into a $15.0 million commercial credit facility which reduces to $10.0 million on January 1, 2001. The facility is available for working capital and general corporate needs and contains a $2.0 million sublimit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the line of credit bear interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and are secured by all assets of the Company except for real property. The credit facility includes covenants which require the Company to satisfy certain financial tests and ratios on a monthly basis and limits the parent company investment in ClickShip to $8.0 million. The Company was in compliance with all covenants at September 30, 2000.

    During third quarter 2000, ClickShip entered into a $10.0 million promissory note agreement with Ryan Companies US, Inc. Advances on the note are made to ClickShip for the sole purpose of paying construction costs incurred in conjunction with the expansion of the ClickShip distribution center. The unpaid principal balance bears interest at a bank reference rate of interest. Accrued interest is required to be paid October 1, 2000 and on the first day of each calendar month thereafter. The outstanding principal balance plus unpaid interest is due on December 31, 2000. The outstanding balance under this agreement at September 30, 2000 was approximately $9.5 million.

Note 9.  Extraordinary Gain

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

	Three months ended			Nine months ended
	Sept. 30, 2000	Oct. 2, 1999	% change	Sept. 30, 2000	Oct. 2, 1999	% change
Statement of Operations Data:
Net revenues:
Catalog Retail(1)	$2,120	$56,590	(96.3)%	$59,234	$218,632	(72.9)%
Membership Services	31,766	35,996	(11.8)%	101,954	95,628	6.7%

Total	33,886	92,586	(63.4)%	161,188	314,260	(48.7)%

Costs and expenses:
Catalog Retail cost of products sold	488	40,001	(98.8)%	48,986	157,131	(68.9)%
Catalog Retail expenses(2)	10,978	25,882	(57.6)%	73,435	83,785	(12.4)%
Membership Services expenses(2)	27,129	30,512	(11.1)%	76,318	79,167	(3.6)%
Corporate expenses	—	—	0.0%	—	1,310	(100.0)%

Total	38,595	96,395	(60.0)%	198,739	321,393	(38.2)%

Operating income (loss):
Catalog Retail	(9,346)	(9,293)	(0.1)%	(63,187)	(22,284)	(183.6)%
Membership Services	4,637	5,484	(15.4)%	25,636	16,461	55.8%
Corporate	—	—	0.0%	—	(1,310)	(100.0)%

Total	(4,709)	(3,809)	(23.7)%	(37,551)	(7,133)	(426.5)%
Interest income (expense), net	(335)	205	(263.5)%	(812)	(339)	(139.6)%
Other expense, net	(216)	(22)	(881.8)%	(375)	(153)	(145.1)%

Loss before income taxes, extraordinary gain and cumulative effect of accounting change	(5,260)	(3,626)	(45.1)%	(38,738)	(7,625)	(408.1)%
Income tax benefit	1,997	1,233	62.0%	14,697	2,593	466.8%

Net loss before extraordinary gain and cumulative effect of accounting change	(3,263)	(2,393)	(36.4)%	(24,041)	(5,032)	(377.8)%
Extraordinary gain, net of taxes	—	—	0.0%	—	297	(100.0)%
Cumulative effect of accounting change, net of taxes	—	—	0.0%	(14,201)	—	N/A

Net loss	(3,263)	(2,393)	(36.4)%	(38,242)	(4,735)	(707.7)%
Beneficial conversion feature	(1,989)	—	N/A	(1,989)	—	N/A

Net loss available to common shareholders	$(5,252)	$(2,393)	(119.5)%	$(40,231)	$(4,735)	(749.7)%

Statement of Cash Flows Data:
Net cash (used for) provided by operations:
Catalog Retail(2)	$6,430	$(1,155)		$(4,023)	$(59)
Membership Services(2)	(778)	7,889		12,979	18,180
Corporate	(17,427)	4,155		(36,555)	2,538

Total	$(11,775)	$10,889		$(27,599)	$20,659

(1)
Discounts provided to the Preferred Buyers Club® and Insiders® members are allocated entirely to Catalog Retail and totaled $86,000 and $2.5  million for the three months ended and $1.2 million and $8.8 million for the nine months ended September 30, 2000 and October 2, 1999, respectively.

(2)
Includes inter-segment charge from Catalog Retail to Membership Services of $3,177 and $13,982 for the three and nine months ended October 2, 1999. In conjunction with the wind-down of the Catalog Retail business, these costs are no longer being incurred.

General

    In January 2000, the Company announced that it would wind-down its non-member catalog marketing and merchandising activities. Going forward, catalog mailings will be limited to members of the Company's shopping clubs. The wind-down was substantially completed by the end of second quarter 2000, at which time the Company discontinued taking catalog orders from non-member customers. The Company will continue to operate its membership services business under the Provell name. The order capture, product fulfillment and customer service capabilities developed by the Company were redeployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), that was formed in January 2000. The Company had planned to separate ClickShip as an independent company during the third or fourth quarter of 2000. However, market conditions for companies in the outsourced fulfillment and customer care segment have significantly deteriorated during 2000 and financing has not been readily available to ClickShip. Consequently, the Company is exploring all options relating to ClickShip, including raising sufficient capital to separate the companies and other alternatives. A decision on ClickShip is expected by December 31, 2000 and there is no assurance as to which alternative the Company will pursue.

    Provell develops, markets and manages leading edge membership and customer relationship management programs. The Company's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance. Arrangements have been made with third parties to supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by the Company's catalog operations. A dedicated management team sources products available on a direct-from-supplier basis, avoiding the need to own, store, and fulfill inventory from a Company-owned location. Provell also outsources teleservice activities and customer service with carefully selected telemarketing providers, including ClickShip.

    ClickShip provides outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These services include online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management.

    In conjunction with the restructuring of the Company's catalog operations, the Company's Brooklyn Center, Minnesota telemarketing center was closed in January 2000. Approximately 150 jobs were eliminated as part of the restructuring, primarily in catalog marketing, merchandising and the telemarketing center. As a result of these activities, the Company recorded a pre-tax restructuring charge of $9.2 million during the first nine months of 2000. Included in the charge is approximately $1.3 million related to employee severance and termination costs, $1.9 million for future lease and other minimum commitments with no future benefit and $6.0 million for accelerated depreciation expense as a result of changes in the estimated useful lives of fixed assets that will only be used during certain transition periods. The Company does not expect to record significant additional restructuring charges during fourth quarter.

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

    The Company has been able to grow its membership base by accelerating new member prospecting to replace its member acquisition leads lost due to the wind-down of its catalog retail business. Provell's expanded client roster now includes several of the nation's largest financial institutions, as well as a number of premier consumer marketing organizations. The Company enrolled a record number 955,000 new members during third quarter 2000. Its membership base has increased from 1.9 million members at the end of the third quarter of 1999 to nearly 2.6 million members at the end of the third quarter of 2000, a 36.8% increase.

    Membership revenues were $31.8 million for third quarter 2000, an 11.8% decrease from third quarter 1999 revenues. Revenues for the nine months ended September 30, 2000 were $102.0 million, a 6.7% increase over the prior year comparable period. Third quarter operating income decreased 15.5% to $4.6 million in 2000 as compared to $5.5 million in 1999. Operating income for the first nine months of 2000 increased 55.8% to $25.6 million as compared to $16.5 million in 1999. On a pro forma basis, assuming SAB 101 had been adopted retroactively, third quarter 1999 membership revenues and operating income would have been $36.0 million and $11.3 million, respectively. For the first nine months of 1999, membership revenues and operating income would have been $81.1 million and $12.4 million, respectively. Operating income for 1999 reflects a charge of $3.2 million and $14.0 million for the quarter and first nine months, respectively, for commissions to the Catalog Retail segment. In conjunction with the catalog wind-down, these costs are no longer being incurred. The decrease in revenues during third quarter 2000 in comparison to third quarter 1999 was due primarily to reduced volumes from the catalog retail business and delays experienced earlier in the year in replacing the catalog retail volume with new client business. Net revenues from the record level acquisition activity in the third quarter of 2000 are deferred and will be recognized ratably over the next 12 months in accordance with SAB 101. The decrease in revenues and increased telemarketing and client commission costs incurred as the Company aggressively expands its membership acquisitions in the client marketing channel contributed to the decrease in operating income in third quarter 2000 as compared to third quarter 1999. The exclusion of the inter-segment charge in 2000, lower than anticipated operating costs, accompanied by an increase in the Company's membership base, expanded membership club offerings and club price increases each contributed to the revenue and operating income growth during the first nine months of 2000.

    Costs and expenses incurred by the Company's Membership Services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists and general and administrative expenses, and in 1999, inter-segment charges from the Catalog Retail segment.

    Segment costs and expenses decreased 11.1% and 3.6% for the three and nine months ended September 30, 2000, respectively, in comparison to the same period in 1999. Costs and expenses as a percentage of net revenues were relatively consistent in third quarter 2000 and 1999 at 85.4% and 84.8%, respectively. For the first nine months, costs and expenses as a percentage of net revenues were

74.9% in 2000 as compared to 82.8% in 1999. The decrease in costs and expenses was due primarily to the inter-segment charges included in costs and expenses in 1999 (see above discussion). The Company has also benefited from improved leveraging of costs over a larger membership and revenue base.

Catalog Retail

    The wind-down of the Company's non-member Catalog Retail operations is substantially complete and the Company is no longer taking non-member catalog orders. Management expects to process a nominal number of customer returns during the fourth quarter for which return reserves have been provided. The wind-down of Catalog Retail activities and related liquidations resulted in substantially lower revenues during the third quarter and first nine months of 2000 in comparison to 1999. This segment generated revenues of $2.1 million and $59.2 million during the third quarter and first nine months of 2000, respectively, a decrease of 96.3% and 72.9% from revenues of $56.6 million and $218.6 million generated during the third quarter and first nine months of 1999, respectively. Revenues generated from catalog wind-down activities totaled $0.6 million and $56.6 million for the third quarter and first nine months, respectively, while ClickShip generated $4.3 million and $22.3 million of revenues during the third quarter and first nine months, respectively. Included in ClickShip's third quarter and first nine months revenues for 2000 were approximately $1.6 million and $13.0 million, respectively, of revenues from services provided to its parent, Damark, for activities related to winding down the catalog business and $1.8 million and $4.8 million, respectively for ongoing customer care services to Provell's members. ClickShip's revenues from servicing Provell's business are eliminated in the consolidation of Catalog Retail results.

    The segment reported an operating loss of $9.3 million in third quarter 2000 and $63.2 million for the first nine months of 2000 as compared to an operating loss of $9.3 million in third quarter 1999 and $22.3 million for the first nine months of 1999. Costs associated with winding down the non-member catalog business, including a lower advertising leverage as advertising costs were leveraged against significantly lower revenue levels in an effort to liquidate inventory and a $9.2 million restructuring charge, combined with start-up losses incurred by ClickShip all contributed to the operating loss in 2000. In addition, the third quarter and first nine months 1999 expenses included inter-segment transfers of costs from the Catalog Retail segment to the Membership Services segment of $3.2 million and $14.0 million, respectively.

Corporate

    Corporate expenses for the nine months ended October 2, 1999 include a pre-tax charge of $1.3 million for the implementation of a revised vacation and sick time policy.

    The Company incurred net interest expense of $335,000 during the third quarter of 2000 as compared to $205,000 of net interest income earned in the comparable 1999 period. Net interest expense of $812,000 and $339,000 was incurred during the first nine months of 2000 and 1999, respectively. Lower borrowing needs resulting from declines in installment receivable and inventory balances in 2000 as compared to 1999 were offset by the need for increased borrowings to fund the wind-down of the Company's non-member catalog operations, ClickShip start up costs and the expansion of Provell's business.

    The Company's effective tax rate was 38% and 34% for the three and nine months ended September 30, 2000 and October 2, 1999, respectively. The increase in the effective tax rate is the result of additional state income taxes associated with the restructuring of the Company's operations. Despite incurring net losses in recent quarters, the Company has not recorded a deferred tax valuation allowance since management believes that its operating and tax planning strategies will allow the Company to generate sufficient income in early future years in order to realize this asset. Should the Company's operating and tax planning strategies fail to produce sufficient taxable income in early future years, the Company will record a valuation allowance for all or a portion of its net deferred tax asset as required by generally accepted accounting principles.

Extraordinary Gain

    The State of Minnesota condemned and acquired approximately 17 acres of land from the Company in conjunction with a highway expansion project. As a result, the Company recorded an extraordinary gain of $297,000, net of taxes, or $.05 per share during the second quarter of 1999.

Liquidity and Capital Resources

Cash Flow

    Net cash used for operations totaled $27.6 million for the first nine months of 2000 as compared to net cash provided by operations of $20.7 million for the same period in 1999. The increase in cash used for operations in 2000 was the result of losses from the wind-down of the Company's non-member catalog operations, ClickShip start up costs and the expansion of Provell's membership roster. Cash generated by working capital changes was $1.2 million in 2000 as compared to $22.4 million in 1999. The 1999 period benefited from continued declines in the installment receivable balances while membership receivables were higher in 2000 as a result of the record level acquisition activity in the third quarter. Declines in inventory from the catalog wind-down in 2000 were largely off-set by declines in current liability balances and an increase in current assets.

Capital Expenditures

    During the first nine months of 2000, the Company's capital expenditures were $19.9 million compared to $2.6 million during the comparable 1999 period. During the third quarter, ClickShip completed the expansion of its distribution center which added 320,000 square feet of warehouse space at an approximate cost of $12.0 million. ClickShip has also invested an additional $5.3 million during the year in software and equipment. Provell has invested $2.6 million during the first nine months of 2000, primarily for leasehold improvements, furniture and fixtures and software. Management estimates that an additional $3 to $5 million in infrastructure enhancements will be invested during the fourth quarter of 2000.

Financing

    During third quarter 2000, the Company replaced its previous revolving line of credit with a new $15.0 million commercial credit facility. The facility is available for working capital and general corporate needs and contains a $2.0 million sublimit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the line of credit bear interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and are secured by all assets of the Company except real property. The credit facility reduces to $10.0 million on January 1, 2001 and contains a clean down provision for 30 days beginning March 1, 2001 at which time borrowings must equal zero. The credit facility includes covenants which require the Company to satisfy certain financial tests and ratios on a monthly basis and limits the downstreaming of funds to ClickShip to $8.0 million. The Company was in compliance with all covenants at September 30, 2000.

DAMARK INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

    During third quarter 2000, ClickShip entered into a $10.0 million promissory note agreement with Ryan Companies US, Inc. Advances on the note are made to ClickShip for the sole purpose of paying amounts for construction costs incurred in conjunction with the expansion of the ClickShip distribution center. The unpaid principal balance bears interest at a bank reference rate of interest. Accrued interest is required to be paid October 1, 2000 and on the first day of each calendar month thereafter. The outstanding principal balance plus unpaid interest is due on December 31, 2000. The outstanding balance under this agreement at September 30, 2000 was approximately $9.5 million.

    On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. The Series D Preferred Stock is convertible at any time at the option of the holder into the Company's Class A Common Stock at $12.94 per share, subject to certain adjustments for future events, including the spinoff of ClickShip or any delay therein. The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or shares of the Company's Class A Common Stock valued at 90% of its then current market price. Unless previously converted to Class A Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Class A Common Stock valued at 90% of its then current market price. The Company may also be required to redeem the Series D Preferred Stock for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

    In addition, the Company issued Common Stock Purchase Warrants to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Class A Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. The Company allocated the net proceeds of $18.75 million (cash proceeds of $20.0 million net of accrued transaction costs of $1.25 million) from the issuance of the Series D Preferred Stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to the warrants, $2.8 million, is reflected as a component of shareholders' equity. In the event of a spinoff of ClickShip, the holders of the Series D Preferred Stock will also receive warrants to purchase ClickShip common stock as provided in the securities purchase agreement.

    ClickShip is actively working to procure real estate financing, a working capital line of credit and equity financing to repay its construction bridge loan and fund both operations as well as future capital expenditures. The financings are also necessary in order for the Company to complete its spinoff of ClickShip as an independent company. During 2000, market conditions for companies in the outsourced fulfillment and customer care segment have significantly deteriorated and financing has not been readily available to ClickShip. Consequently, the Company is exploring all options relating to ClickShip including raising sufficient capital to separate the companies and other alternatives. A decision on ClickShip is expected by December 31, 2000, and there is no assurance as to which alternative the Company will choose. Provell also continues to explore financing options to fund its rapid business growth.

    Additional financing in the areas mentioned above is required to support the current and future cash needs of the Company as it grows these businesses. If additional financing is not available, the Company's growth plans may be curtailed.

Stock Repurchases

    During the nine months ended October 2, 1999, the Company repurchased 567,000 shares of its common stock in open market transactions at an aggregate cost of $4.8 million. During the fourth quarter of 1999, the Board authorized a one million share open market repurchase program. Through September 30, 2000, no shares have been repurchased under this program.

Seasonality

    Similar to most retailing businesses, the Company's Catalog Retail segment was subject to significant seasonal variations in consumer demand. Historically, the Company's net retail revenues were the highest during the fourth quarter and a significant portion of its earnings were realized during that period. The Company's annual operating results were affected by holiday spending patterns, as well as the timing and effectiveness of catalog mailings and general economic and other conditions. Because the wind-down of the non-member catalog operation is complete, management expects the seasonal variations in consumer demand to have a less significant impact on the Company's membership business going forward while fourth quarter consumer demand will continue to have a significant impact on ClickShip's business.

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
  Trends in government regulation.

    Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements made herein, all of which speak only as of the date on which they are made and as to which the Company has no obligation to update publicly.

Part II.  Other Information

Item 1.  Legal Proceedings

    On October 25, 1996, a current Preferred Buyers' Club® member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which are members of the Company's Preferred Buyers' Club®. The plaintiff alleged that he and the other members of the proposed class have not received their full anticipated benefits as Preferred Buyers' Club® members. During the third quarter of 2000, the case was successfully defended and a unanimous jury verdict was awarded in favor of the Company.

    On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court. The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain of the Company's business practices violate other Minnesota consumer protection laws. The Company intends to vigorously defend the allegations both on the merits and in regard to class status. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  Change in Securities and Use of Proceeds

    On September 29, 2000, the Company issued 200,000 shares of a newly created Series D Preferred Stock, stated value of $100 per share, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to four institutional investors. The shares of Series D Preferred Stock are convertible into the Company's Class A Common Stock at $12.94 per share subject to certain adjustments for future events, including the spinoff of ClickShip Direct or any delay therein. The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the option of the Company, shares of the Company's Class A Common Stock valued at 90% of then current market price. Unless converted to Class A Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the option of the Company, for shares of the Company's Class A Common Stock valued at 90% of then current market price. In addition, the Company issued Common Stock Purchase Warrants to the purchasers of the Series D Preferred Stock for an aggregate 772,798 shares of Class A Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. The Company also entered into a registration rights agreement with the purchasers of the Series D Preferred Stock pursuant to which the Company agreed to register the resale of the shares of its Class A Common Stock that are issued upon conversion or redemption of the Series D Preferred Stock, upon exercise of the Common Stock Purchase Warrants or as dividends in kind in lieu of cash in respect to the Series D Preferred Stock. The Company has filed a Form S-3 registration statement with the Securities and Exchange Commission for the resale of those shares of its Class A Common Stock. In the event that the registration statement is not effective by January 12, 2001, the Company will pay the holders of the Series D Preferred Stock a cash payment equal to 1% of the stated value of the shares of Series D Preferred Stock that the holder owns for each 30 day period after January 12, 2001 that the registration statement has not been declared effective.

    The net cash proceeds from the issuance of the Series D Preferred Stock were approximately $18.95 million and will be used to supplement working capital.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Designations, Preferences and Rights for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K Report dated September 29, 2000)
10.1	Securities Purchase Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K Report dated September 29, 2000)
10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K Report dated September 29, 2000)
10.3	Registration Rights Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.3 to Form 8-K Report dated September 29, 2000)
27	Financial Data Schedule

  (b)
  Reports of Form 8-K

      The Company filed a Report on Form 8-K dated September 29, 2000 (date of the event) to report the issuance of the Series D Preferred Stock and Common Stock Purchase Warrants in the transaction described in Item 2(c) of this Part II above and the delay in and complications with the planned spinoff of the Company's subsidiary, ClickShip Direct, Inc.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMARK INTERNATIONAL, INC.
Date: November 14, 2000	By:	/s/ KIM M. MAGEAU Kim M. Mageau Senior Vice President— Chief Financial Officer

QuickLinks

DAMARK INTERNATIONAL, INC. INDEX
ASSETS
Part II. Other Information
Signature