Form 10-K405
period 2000-12-31
DAMARK INTERNATIONAL INC
filed 2001-04-02
CIK 883324

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to

                        Commission File Number: 0-19902

                           DAMARK INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                  MINNESOTA                                     41-1551116
(State or other jurisdiction of incorporation      (IRS Employer Identification Number)
              or organization)

       301 CARLSON PARKWAY, SUITE 201                          952-258-2000
        MINNEAPOLIS, MINNESOTA 55305                  (Registrant's telephone number
  (Address of principal executive offices)                 including area code)

       Securities registered pursuant to Section 12 (b) of the Act: NONE.

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

    As of the latest practicable date, indicate the number of shares of each of the Registrant's classes of common stock outstanding: ON MARCH 23, 2001, THERE WERE 5,864,352 SHARES OF CLASS A COMMON STOCK AND NO SHARES OF CLASS B COMMON STOCK OUTSTANDING.

    As of the latest practicable date, indicate the aggregate market value of the Registrant's voting stock held by non-affiliates: ON MARCH 23, 2001, BASED ON THE LAST SALE PRICE REPORTED BY THE NASDAQ STOCK MARKET ($3.25 PER SHARE), SUCH SECURITIES HAD AN AGGREGATE MARKET VALUE OF $15,365,743.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in 2001 which will be filed with the Securities and Exchange Commission on or before April 30, 2001 (the "2001 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                       EXHIBIT INDEX APPEARS ON PAGE 49.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. ITEM 1. BUSINESS....................................      3

  General...................................................      3
  Continuing Operations.....................................      3
  Discontinued Operations...................................      6
  Information Systems.......................................      6
  Government regulation.....................................      7
  Competition...............................................      7
  Employees.................................................      7
  Trademarks and Trade Names................................      8

PART I. ITEM 2. PROPERTIES..................................      8

PART I. ITEM 3. LEGAL PROCEEDINGS...........................      8

PART I. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      9

PART II. ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
  RELATED STOCKHOLDER MATTERS...............................      9

PART II. ITEM 6. SELECTED FINANCIAL DATA....................     11

PART II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     12

  Results of Operations.....................................     12
  Liquidity and Capital Resources...........................     17
  Seasonality...............................................     19
  Inflation.................................................     19
  Recently Issued Accounting Pronouncements.................     20
  Forward-Looking Information...............................     20

PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
  DATA......................................................     21

  Index to Consolidated Financial Statements................     21

PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........     45

PART III. ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................     45

PART III. ITEM 11. EXECUTIVE COMPENSATION...................     46

PART III. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
  OWNERS AND MANAGEMENT.....................................     46

PART III. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
  TRANSACTIONS..............................................     46

PART IV. ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
  AND REPORTS ON FORM 8-K...................................     46

SIGNATURES..................................................     47

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K.................     49

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

    DAMARK International, Inc. ("DAMARK" or the "Company"), incorporated in Minnesota in 1986, has operated in three distinct businesses and marketplaces: catalog marketing, membership services and e-fulfillment. During 2000, the Company exited its non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into a new subsidiary named ClickShip Direct, Inc. ("ClickShip" or "CSDI"). In December 2000, the Company announced that it would sell or wind-down ClickShip by the end of first quarter 2001. The results of ClickShip and the non-member catalog marketing business are now reported as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

    The membership services business, operating under the name "Provell," develops, markets, and manages membership and customer relationship management programs. Provell's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and finance. As of December 31, 2000, consumers enjoyed benefits provided through over 2.6 million memberships.

    The Company's overall strategic objective has been to develop mutually beneficial, long-term relationships with clients and consumers. The Company believes it differentiates itself by its ability to develop high value renewable programs, products and services, the capability to deliver these value propositions seamlessly, and the competency to construct customized and integrated relationship management marketing offers.

    ClickShip provided outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These services included online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management.

CONTINUING OPERATIONS

    The Company believes the overall market for membership and customer relationship management programs is expanding and is under penetrated by providers of such services. Provell currently offers twenty core membership value propositions through four distribution channels. In general, key factors that drive economic results are market size and growth prospects, sales conversion rates, new member acquisition costs, renewal rates and operating costs. New member acquisition efforts usually require an investment in the first year which is recovered in subsequent years through membership renewal efforts. The level of profitability in any particular year is therefore dependent on the mix of acquisition and renewal business.

CLUBS

    In general, memberships in the Company's clubs provide purchase price discounts and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and household financial management. The Company currently markets the twenty membership value propositions described below under its own brand names and those of its clients. During 2000, Provell introduced four new clubs and intends to continue to bring to market what it believes to be individually relevant and uniquely compelling concepts. The Company currently has several new membership value propositions in various stages of development, including line extensions to existing offerings and affinity or hobby clubs.

    The following table summarizes the Company's existing membership value propositions:

                         MEMBERSHIP VALUE PROPOSITIONS

- ----------------------------------------------------------------------------------------------------
               CLUB                                          MAJOR BENEFITS
- ----------------------------------------------------------------------------------------------------
PREFERRED BUYERS'                   -   Catalog shopping, including member merchandise discounts,
CLUB-REGISTERED TRADEMARK-              best price guarantees and members' only customer service
- ----------------------------------------------------------------------------------------------------
INSIDERS-REGISTERED TRADEMARK-      -   All benefits of the PREFERRED BUYERS'
                                        CLUB-REGISTERED TRADEMARK- in addition to premium best price guarantees and discounted memberships with other service
                                        companies
- ----------------------------------------------------------------------------------------------------
VACATION                            -   Discounted travel services and travel offers
PASSPORT-REGISTERED TRADEMARK-
- ----------------------------------------------------------------------------------------------------
GREAT DEAL PACK(SM)                 -   Wide array of discounted shopping and entertainment values
- ----------------------------------------------------------------------------------------------------
ESSENTIALS FOR                      -   Savings on home merchandise and home-related services
HOME-REGISTERED TRADEMARK-
- ----------------------------------------------------------------------------------------------------
VALUE PLUS(SM)                      -   Editorial based catalog with deeply discounted merchandise offers
- ----------------------------------------------------------------------------------------------------
GIFT GALLERY(SM)                    -   Shopping catalog containing members only offers from
                                        renowned gift companies at discounted, members' only prices
- ----------------------------------------------------------------------------------------------------
BUYER'S GUARD(SM)                   -   Increased manufacturers' warranties, best price guarantees, and discounted repair services
- ----------------------------------------------------------------------------------------------------
BUDGET SAVERS(SM)                   -   Household budget management and savings opportunities
- ----------------------------------------------------------------------------------------------------
VALUE ACCESS(SM)                    -   Subscription to shopping catalog with discounted values and installment payment options
- ----------------------------------------------------------------------------------------------------
REWARDS-REGISTERED TRADEMARK-       -   Coupon based catalog shopping program
- ----------------------------------------------------------------------------------------------------
TRAVELER'S                          -   Expanded travel services and members only offers
CHOICE-REGISTERED TRADEMARK-
- ----------------------------------------------------------------------------------------------------
SMALL BUSINESS ALLIANCE(SM)         -   Discounts to small business owners on a variety of business needs
- ----------------------------------------------------------------------------------------------------
BUYERS PLUS(SM)                     -   Savings coupons on automotive merchandise and a variety of related services
- ----------------------------------------------------------------------------------------------------
COOKING IN STYLE(SM)                -   Cooking and entertaining resource
- ----------------------------------------------------------------------------------------------------
TODAY'S HANDYMAN(SM)                -   Access to home improvement tips and ideas, merchandise,
                                        discounts and services
- ----------------------------------------------------------------------------------------------------
COMPASS                             -   Adventure travel services and discounts
- ----------------------------------------------------------------------------------------------------
WELLSPRING                          -   Comprehensive resources to improve health and well being
- ----------------------------------------------------------------------------------------------------
1TO1SHOPPER.COM                     -   Internet only shopping service
- ----------------------------------------------------------------------------------------------------
EXPLORE USA(SM)                     -   Member services and discounts for travel by car
- ----------------------------------------------------------------------------------------------------

    All memberships are one year in duration, renewable, and generally offered on a one-month trial basis. The Company does not record any revenue during the trial period; however, during this time, members may use benefits without obligation as detailed in the original customer contact and the fulfillment literature subsequently delivered. Written materials for each program detail terms and conditions and provide information on how to access benefits. In the event consumers elect to cancel their memberships during the trial period, they must contact the Company to avoid billing. If a membership is not canceled, the annual fee is charged to the member's credit card. Renewal communications are delivered in advance of the expiration of a membership term and, unless the Company is notified to the contrary, members are charged the next year's fee. All members are permitted to return their memberships at any time for either a full or pro-rated refund, depending upon the terms and conditions of the club.

MARKETING

    Prior to closing the non-member catalog business in 2000, the Company marketed primarily to its proprietary house customer file. In recent years, the Company has expanded its marketing opportunities by forming relationships with third party list owners, referred to as "clients," where membership programs are offered to the clients' customers. The Company believes that the economics of each business are attractive for different reasons. The house file business is characterized by comparatively low acquisition costs, a mature renewal base and a declining number of active members following the closure of the non-member catalog business. The client business is distinguished by relatively higher new member acquisition costs and high growth potential. Prior to 1997, the Company sold memberships exclusively to its house file. During 1998, the Company started marketing to clients' lists and now serves several of the nation's largest credit card institutions, as well as a number of premier consumer marketing organizations. These contracts have provided the Company with access to large numbers of prospective members and have significantly accelerated the growth of new member acquisitions.

    PROPRIETARY HOUSE FILE. Historically, member acquisition through the direct-to-consumer channel was driven by mailing a catalog to targeted consumers fitting the Company's criteria and then offering the PREFERRED BUYERS' CLUB-REGISTERED TRADEMARK- during an inbound telephone call in response to the catalog order. With the deployment of the Company's proprietary order capture system in mid-1997, the Company's database analyzes the available information from an inbound call using proprietary algorithms that indicate the club that is most likely to be relevant and compelling for that individual. Membership in that club is then offered to that specific consumer by one of the Company's marketing representatives. In other situations, names of prospective members selected from the Company's proprietary lists were called on an outbound basis by third-party telesales providers for the sole purpose of marketing a specific membership opportunity. During 2000, the Company's proprietary list accounted for 27.7% of total new membership acquisitions, down from 50.3% in 1999.

    CLIENT RELATIONSHIPS. To more fully utilize the competencies and capabilities it has developed as a direct marketer of consumer products and services, the Company also offers customized membership programs to customers of its clients to enhance the clients' brand equity and promote loyalty within client customer bases. Clients provide their customer lists to the Company, in strict accordance with consumer privacy safeguards, and the Company, in cooperation with its clients, identifies those customers most likely to become prospective membership purchasers. These prospects are then offered a membership program through either a direct mail or outbound telesales campaign managed by the Company using third-party providers. Additionally, some clients sell the Company's membership programs in their own call centers during an inbound customer service contact (the "client inbound" business). During 2000, the client business contributed 72.3% of total new membership acquisitions, up from 49.7% in 1999.

    With the exception of the client-inbound business, the Company incurs all marketing expenses. The Company also bears all order processing and customer service expenses for client programs and pays success fees to clients based in most cases on membership revenues generated from their customer lists.

    Because the Company obtains substantially all of its marketing information from client-supplied customer lists, the Company must obtain client approval before marketing new programs to existing client customers. A majority of the client contracts may be terminated with 30 to 90 day written notice without cause or penalty. Upon termination of a client agreement, the Company retains the right to continue its relationship with the client's customers who have become members, but may not resolicit those members upon cancellation or non-renewal of their memberships.

    The Company markets its services to prospective clients as an integrated marketing solution using a three-pronged, proprietary approach named MARKET BUILDERS(SM). BRAND BUILDER(SM) provides high-quality, creative marketing literature in a seamless way to maximize client brand value. BEHAVIOR BUILDER(SM) helps clients accurately segment customer files to make individually targeted and highly relevant offers to consumers. OPPORTUNITY BUILDER(SM) supplies access to the Company's unique value delivery system and provides one-to-one marketing opportunities for merchandise and services.

OPERATIONS

    ORDER CAPTURE. Provell receives a majority of its information on new member sign ups from third party telemarketers. This information is entered into the Company's order capture system on a daily basis. Membership renewals are also processed by the Company's order capture system. Daily sales information received from third party telemarketers and membership renewal data are sent by the Company's system on a daily basis to the Company's merchant processors. The Company also has product sales from its shopping club catalogs. All product orders are received and processed by a third party. The third party processor remits all billing information to the Company's merchant processors and sends the order information to the Company's system on a monthly basis.

    FULFILLMENT. Members receive membership kits that outline and provide access to the benefits offered by the membership program. The membership kits are designed in house by the Company's creative department and then printed and mailed by third party printers and fulfillment companies. Third party marketing partners provide a majority of the products and services offered by the Company's membership programs. In exchange for the increased marketing exposure and potential increased sales volume, these marketing partners will offer their products or services at discounted prices. Typically, the Company does not receive any payment from these vendors. Product orders are fulfilled through drop ship arrangements with product distributors.

    CUSTOMER SERVICE. During 2000, the Company utilized its subsidiary ClickShip Direct to handle customer service calls for Provell. ClickShip operated two call centers located in Junction City, Kansas and Fayetteville, North Carolina with a total of 452 service representatives as of March 19, 2001. All call center agents receive training to familiarize themselves with each membership program. Following the liquidation of ClickShip, Provell assumed management of the call centers.

DISCONTINUED OPERATIONS

    In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and merchandising activities as a result of recurring losses. This business offered brand name, value-priced merchandise in the categories of computers, home office, electronics, home decor, home improvement and sports/fitness through a variety of catalog titles and an electronic commerce web site. The wind-down was substantially completed by the end of the second quarter of 2000, and future catalog mailings are now limited to members of the Company's shopping clubs. The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), which was formed in January 2000. The Company had planned to separate ClickShip as an independent company. While ClickShip developed successful business relationships with several e-commerce customers, it was unable to generate sufficient revenues to cover its high fixed cost structure. In addition, negative capital market conditions prevented ClickShip from raising essential start-up capital.

    In December 2000, the Company announced that it would wind-down ClickShip by the end of the first quarter of 2001. In December 2000 and January 2001, ClickShip made an effort to sell its fulfillment business; however, these efforts were not successful. As a result, a decision was made in late
January 2001 to liquidate ClickShip and the business was discontinued in February 2001. Accordingly, both the former non-member catalog business and ClickShip are reported as discontinued operations at December 31, 2000, and the consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented. Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the "Catalog Retail" segment. In addition, certain corporate expenses have been reclassified as discontinued operations in accordance with generally accepted accounting principles.

INFORMATION SYSTEMS

    The Company believes that the effective and efficient use of information systems technology is critical to its long-term success and its operations are highly dependent upon multiple management information systems consisting of computer hardware and software. The Company utilizes custom software solutions based on n-tiered client-server architecture for its on-line transaction processing systems that manage order capture, fulfillment and customer service operations. This architecture supports a common way of providing customer interaction via the telephone, World Wide

Web or e-mail. Off-the-shelf packages and custom software utilize an internally developed data warehouse to support marketing and accounting functions. The Company's data center originally run by the ClickShip subsidiary has been assumed by Provell management.

GOVERNMENT REGULATION

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

    The Company currently has specific quality assurance controls and procedures in place to ensure that its programs and marketing practices meet or exceed industry standards and all state and federal regulations. The Company only collects and maintains customer data that is required to administer its membership services business, such as customer name, address and billing information in strict accordance with consumer privacy guidelines. Only public information, such as demographic and lifestyle data, is used for marketing and modeling purposes. The Company does not resell any confidential customer information that is obtained or derived from its marketing efforts nor does it purchase consumer information from financial institutions. In addition, in December 1999, the Company entered into an agreement with the Minnesota Attorney General's Office adopting leading edge marketing practices to strengthen its advocacy of consumer privacy.

COMPETITION

    The Company's principal competitors include MemberWorks, Cendant Corporation and BrandDirect. The Company also competes with large retailers, travel agencies, insurance companies and financial service institutions. Many of its competitors have substantially larger customer bases and greater financial and other resources than the Company, and offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. To date, the Company believes it has effectively competed with its competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company to more directly compete with the Company, or provide programs comparable or superior to those provided by the Company at lower membership prices, or adapt more quickly than the Company to evolving industry trends or changing market requirements, or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 23, 2001, the Company employed 536 persons on a full-time basis and 130 on a part-time basis. In February 2001 the Company eliminated approximately 149 positions at its Brooklyn Park, Minnesota, warehouse and corporate offices as a result of the ClickShip Direct wind-down. None of the Company's employees is party to a collective bargaining agreement. The Company's operations depend in part on its ability to attract, train and retain qualified personnel.

TRADEMARKS AND TRADE NAMES

    The Company registers a majority of its membership programs' trademarks with the U.S. Patent and Trademark Office. In addition to its membership program trademarks, the Company's registered trademarks include, among others, "DAMARK", "PBC", and a pending registration for "Provell". The Company has several registration applications pending and will pursue other registrations as appropriate to establish and preserve its intellectual property rights. In addition, the Company has received shareholder approval to change the name of the Company to Provell, Inc. which it intends to effect in the first half of 2001.

ITEM 2. PROPERTIES

    The Company leases the following properties:

    - A 471,000 square foot distribution facility in Brooklyn Park, Minnesota under a two year net lease expiring in December, 2002,

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

    - A 30,000 square foot telemarketing center facility in Fayetteville, North Carolina under a five year net lease expiring in July 2002,

    - A 25,000 square foot telemarketing facility in Brooklyn Center, Minnesota under a ten year net lease expiring in January 2008,

    - A 17,000 square foot marketing support facility in Brooklyn Center, Minnesota under a five-year net lease expiring in March 2003,

    - A 28,000 square foot office facility in Minnetonka, Minnesota under a five-year net lease expiring in June 2005, and

    - A 1,600 square foot business development office in Stamford, Connecticut under a two-year net lease expiring in October 2002.

    In December 2000, the Company sold its 720,000 square foot distribution facility in Brooklyn Park, Minnesota and entered into a two year leaseback of 471,000 square feet of this facility for its ClickShip order fulfillment operations. The Company is currently seeking a tenant for this facility following the closure of ClickShip. In January 2000, the Brooklyn Center telemarketing facility was closed in conjunction with the wind-down of its non-member catalog retail business. A tenant is currently subleasing this facility. The Company has subleased substantially all of the warehouse space in its 250,000 square foot office and warehouse facility through the end of its lease term and is currently seeking a tenant for both the office space and the 17,000 square foot marketing support facility in Brooklyn Center. The Company believes that its properties are well maintained and in good operating condition and will be sufficient to accommodate its operations in 2001.

ITEM 3. LEGAL PROCEEDINGS

    On October 25, 1996, a current PREFERRED BUYERS' CLUB-Registered Trademark-member commenced an action against the Company in a New Jersey state court. This action was styled on his behalf and on behalf of a class of the Company's customers, each of which is a member of the Company's PREFERRED BUYERS' CLUB-Registered Trademark-. The plaintiff alleged that he and the other members of the proposed class have not received their full anticipated benefits as PREFERRED BUYERS' CLUB-Registered Trademark- members. During the third quarter of 2000, the case was successfully defended and a unanimous jury verdict was awarded in favor of the Company.

    On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court. The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws. The Company is vigorously defending the allegations both on the merits and in regard to class status and a motion to dismiss this case is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

    In addition to the foregoing, the Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business and in connection with the wind-down of ClickShip. In the opinion of management, any losses that may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The company held a special meeting of shareholders on December 29, 2000. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

                                                                                   VOTES        VOTES
                                                                                    FOR        AGAINST
                                                                                 ----------   ----------
a.                      To elect George S. Richards as a director for a
                        three-year term ending in the year 2003................   2,788,143      535,945

                                                                                   VOTES        VOTES        VOTES
                                                                                    FOR        AGAINST     ABSTAINED
                                                                                 ----------   ----------   ----------
b.                      To approve the Damark International, Inc. 2000 Stock
                        Incentive Plan.........................................   1,263,592    2,003,447       57,049
c.                      To approve the ClickShip Direct, Inc. 2000 Stock
                        Incentive Plan.........................................   1,260,858    2,005,957       57,273
d.                      To approve the amendment to the Restated Articles of
                        Incorporation to change the corporate name to Provell,
                        Inc., the name under which the membership services
                        business
                        is operated............................................   3,319,828        3,711          549
e.                      To approve the issuance of shares of Class A Common
                        Stock for the payment of dividends on and the
                        redemption price of the shares of Series D Preferred
                        Stock that were issued on
                        September 29, 2000.....................................   2,888,105      435,849          134
f.                      To ratify the appointment of Arthur Andersen LLP as the
                        Company's independent auditors for the fiscal year
                        ending December 31, 2000...............................   3,323,469          570           49

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock (the "Common Stock") trades on The NASDAQ Stock Market under the symbol "DMRK." As of March 23, 2001, there were 5,864,352 shares outstanding and 487 holders of record.

    The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock.

                                                              HIGH       LOW
                                                            --------   --------
2000
Fourth quarter (October 1 to December 31).................  $13.500    $ 5.938
Third quarter (July 2 to September 30)....................   20.313     12.250
Second quarter (April 2 to July 1)........................   34.000     16.750
First quarter (January 1 to April 1)......................   48.500     15.375

1999
Fourth quarter (October 3 to December 31).................  $16.500    $ 9.500
Third quarter (July 4 to October 2).......................   10.625      6.125
Second quarter (April 4 to July 3)........................   12.250      7.250
First quarter (January 1 to April 3)......................    9.188      6.500

    The Company has never declared or paid cash or stock dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying dividends in the foreseeable future. In addition, the Company's credit agreement provides for limitations on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below are derived from the consolidated financial statements of the Company. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and other financial and statistical information referenced elsewhere herein, including the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              YEARS ENDED DECEMBER 31
                                                              -------------------------------------------------------
                                                                2000        1999        1998        1997       1996
                                                              ---------   ---------   ---------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $ 135,940   $ 138,188   $  89,369   $64,356    $49,000
Costs and expenses(1).......................................    108,117     108,823      75,569    45,295     35,186
                                                              ---------   ---------   ---------   -------    -------
  Operating income..........................................     27,823      29,365      13,800    19,061     13,814
Other expense, net..........................................        436         118         222        67         64
                                                              ---------   ---------   ---------   -------    -------
  Income from continuing operations before income taxes and
    cumulative effect of change in accounting...............     27,387      29,247      13,578    18,994     13,750
Income tax provision........................................     10,406       9,944       4,617     6,458      4,606
                                                              ---------   ---------   ---------   -------    -------
  Income from continuing operations before cumulative effect
    of change in accounting.................................     16,981      19,303       8,961    12,356      9,144
Discontinued operations, net of tax(1),(2)..................    (63,189)    (18,067)    (28,576)   (6,231)    (3,076)
Cumulative effect of change in accounting, net of tax(3)....    (14,201)     --          --         --         --
                                                              ---------   ---------   ---------   -------    -------
  Net (loss) income.........................................    (60,409)      1,236     (19,615)    6,305      6,068
Series D Preferred Stock related charges....................     (2,786)     --          --         --         --
                                                              ---------   ---------   ---------   -------    -------
  Net (loss) income available to common shareholders........  $ (63,195)  $   1,236   $ (19,615)  $ 6,305    $ 6,068
                                                              =========   =========   =========   =======    =======
Basic income per share:
  Income from continuing operations.........................  $    2.94   $    3.28   $    1.23   $  1.54    $  1.09
  Discontinued operations, net of tax.......................     (10.96)      (3.07)      (3.94)    (0.76)     (0.37)
  Cumulative effect of accounting change, net of tax........      (2.46)     --          --         --         --
  Series D Preferred Stock related charges..................      (0.48)     --          --         --         --
                                                              ---------   ---------   ---------   -------    -------
  Net (loss) income per share available to common
    shareholders............................................  $  (10.96)  $    0.21   $   (2.71)  $  0.78    $  0.72
                                                              =========   =========   =========   =======    =======
  Weighted average common shares outstanding................      5,766       5,877       7,250     8,033      8,417
                                                              =========   =========   =========   =======    =======
Diluted income per share:
  Income from continuing operations.........................  $    2.94   $    3.13   $    1.23   $  1.46    $  1.05
  Discontinued operations, net of tax.......................     (10.96)      (2.93)      (3.94)    (0.72)     (0.35)
  Cumulative effect of accounting change, net of tax........      (2.46)     --          --         --         --
  Series D Preferred Stock related charges..................      (0.48)     --          --         --         --
                                                              ---------   ---------   ---------   -------    -------
  Net (loss) income per share available to common
    shareholders............................................  $  (10.96)  $    0.20   $   (2.71)  $  0.74    $  0.70
                                                              =========   =========   =========   =======    =======
  Weighted average common and common-equivalent shares
    outstanding.............................................      5,766       6,177       7,250     8,480      8,713
                                                              =========   =========   =========   =======    =======

                                                                                    DECEMBER 31
                                                              -------------------------------------------------------
                                                                2000        1999        1998        1997       1996
                                                              ---------   ---------   ---------   --------   --------
BALANCE SHEET DATA:
Working capital.............................................  $ (23,601)  $    (204)  $     789   $24,299    $19,664
Total assets................................................    156,724      93,705      91,572   148,212     91,055
Total indebtedness..........................................      5,150      --           5,140    44,400      3,000
Series D redeemable Preferred Stock.........................     16,417      --          --         --         --
Common shareholders' (deficit) equity.......................    (24,040)     29,417      34,062    68,663     62,544

- ------------------------------

(1) 1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. Costs and expenses from continuing operations include $2,394 of the total charge while the remaining $7,458 has been allocated to discontinued operations. See Note 13 to the Company's consolidated financial statements.

(2) Reflects the results of operations for the Company's non-member catalog and e-fulfillment businesses and certain corporate expenses. Results of operations for these businesses were included in the Company's Catalog Retail segment prior to fourth quarter 2000. Prior year results of operations have been restated. See Note 2 to the Company's consolidated financial statements.

(3) Reflects the cumulative effect of adopting Staff Accounting Bulletin (SAB) No. 101--Revenue Recognition in Financial Statements. Prior period financial statements have not been restated. See Note 1 to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The data presented below are derived from the Company's consolidated financial statements and notes thereto and should be read in conjunction therewith. Results of continuing operations are presented for the Company's continuing membership services segment and a corporate segment, which is used to account for certain unallocated items, capital allocations and taxes. Discontinued operations reflect the results of the Company's non-member catalog retail and e-fulfillment businesses that were previously reported as Catalog Retail results along with certain corporate expenses.

Prior year financial results have been restated to reflect the results of discontinued operations. See Note 11 to the consolidated financial statements.

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $135,940   $138,188   $ 89,369
Costs and expenses:
  Membership Services(1)....................................   108,117    108,692     73,175
  Corporate(2)..............................................     --           131      2,394
                                                              --------   --------   --------
    Total...................................................   108,117    108,823     75,569
                                                              --------   --------   --------
Operating income:
  Membership Services.......................................    27,823     29,496     16,194
  Corporate.................................................     --          (131)    (2,394)
                                                              --------   --------   --------
    Total...................................................    27,823     29,365     13,800
Other expense, net..........................................       436        118        222
                                                              --------   --------   --------
  Income from continuing operations before income taxes and
    cumulative effect of change in accounting...............    27,387     29,247     13,578
Income tax provision........................................    10,406      9,944      4,617
                                                              --------   --------   --------
  Income from continuing operations before cumulative effect
    of change in accounting.................................    16,981     19,303      8,961
Discontinued operations, net of taxes(1),(2),(3)............   (63,189)   (18,067)   (28,576)
Cumulative effect of change in accounting, net of
  taxes(4)..................................................   (14,201)     --         --
                                                              --------   --------   --------
  Net (loss) income.........................................   (60,409)     1,236    (19,615)
Series D Preferred Stock related charges....................    (2,786)     --         --
                                                              --------   --------   --------
  Net (loss) income available to common shareholders........  $(63,195)  $  1,236   $(19,615)
                                                              ========   ========   ========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used for) continuing operations:
  Membership Services(1)....................................  $ 28,777   $ 27,525   $ 38,218
  Corporate(2)..............................................   (20,764)     5,404     (3,546)
                                                              --------   --------   --------
    Total...................................................     8,013     32,929     34,672
Property and equipment additions, net.......................    (2,561)      (911)    (1,913)
Borrowings (repayments), net................................     5,150     (5,140)   (39,260)
Net proceeds from issuance of Series D Preferred Stock and
  warrants..................................................    18,853      --         --
Repurchases and retirements of Common Stock.................     --        (7,091)   (15,780)
Net proceeds from issuance of Common Stock..................     2,463        932        691
Net cash (used in) provided by discontinued
  operations(1),(3).........................................   (22,730)   (16,860)    21,281

- ------------------------

(1) Includes inter-segment commissions charged to Membership Services from discontinued operations of $19,090 and $18,655 in 1999, and 1998 respectively. In conjunction with the wind-down of the non-member catalog business, these costs were not incurred in 2000. See Note 11 to the Company's consolidated financial statements.

(2) 1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. Costs and expenses from continuing operations included $2,394 of the total charge while the remaining $7,458 has been allocated to discontinued operations. See Note 13 to the Company's consolidated financial statements.

(3) Discounts provided to PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark- members are reported with discontinued operations and totaled $1,372, $10,943 and $29,552 in 2000, 1999 and 1998 respectively. See Note 11 to the Company's consolidated financial statements.

(4) Reflects the cumulative effect of adopting Staff Accounting Bulletin
    (SAB) No. 101--Revenue Recognition in Financial Statements. Prior period financial statements have not been restated. See Note 1 to the Company's consolidated financial statements.

GENERAL

    The Company has operated in three distinct businesses and marketplaces: catalog marketing, membership services and e-fulfillment. During 2000, the Company exited the non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into a new subsidiary named ClickShip Direct, Inc. ("ClickShip" or "CSDI"). In December 2000, the Company announced that it would sell or wind-down ClickShip by the end of first quarter 2001. The ClickShip operations were closed in February 2001. Prior period results of operations for the non-member catalog marketing business and CSDI have been restated and are now reported as discontinued operations on the Company's financial statements. See
Note 2 of the Notes to Consolidated Financial Statements.

    The Company's membership services business will continue to operate under the Provell name. Provell develops, markets, and manages membership and customer relationship management programs. The Company's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and finance. Third parties supply the members of the Company's shopping clubs with benefits at least equal to those formerly provided by the Company's catalog operations. The Company sources products available on a direct-from-supplier basis, avoiding the need to own, store and fulfill inventory from a Company-owned location. During 2000, most call center and information technology services were outsourced to ClickShip. Following the liquidation of ClickShip, Provell assumed management of the call centers and data center. Provell also outsources teleservices activities and customer service with carefully selected telemarketing providers.

    ClickShip provided outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These services included online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management.

MEMBERSHIP SERVICES

    Results reflect the adoption of SAB 101 effective January 1, 2000. Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet, net of direct solicitation costs, and amortized into income over the membership period, generally twelve months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed. Effective January 1, 2000, the Company defers the recognition of revenues and direct solicitation costs on all membership programs and amortizes such revenues and costs, after the trial period has elapsed, over the remaining membership period, generally eleven months. The Company recorded a non-cash charge of $22.9 million ($14.2 million net of taxes) related to the adoption of SAB 101. See Note 1 of Notes to the Consolidated Financial Statements.

    At December 31, 2000 the Company had increased its overall membership count by 18% to 2.6 million members as compared to 2.2 million members at December 31, 1999. During 2000, in an effort to grow its membership base and replace membership acquisition leads lost due to the wind-down of its non-member catalog retail business, the Company focused on increasing revenues, programs and relationships with large customer list owners ("clients"). The Company significantly expanded its client roster and now serves several of the nation's largest credit card issuers, as well as a number of premier consumer marketing organizations. During 2000, the Company increased gross membership acquisitions to 3.5 million new members, an increase of 52.2% over 1999. Member acquisition from clients' lists accounted for 72.3% of the new member acquisitions, as compared to 49.7% in 1999.

    The Company reported 2000 net revenue of $135.9 million, as compared to $138.2 million in 1999. Operating income decreased 5.3% to $27.8 million in 2000 from $29.4 million in 1999. On a pro forma basis, assuming SAB 101 had been adopted retroactively, 2000 revenues and operating income would have increased 12.6% and 6.9%, respectively from $120.7 million and $26.0 million, respectively in 1999. Operating income for 1999 reflects a charge of $19.1 million for commissions to the former Catalog Retail segment. In conjunction with the non-member catalog wind-down, these costs were not incurred during 2000 but were generally replaced by commissions paid to clients as the Company shifted its marketing efforts to client business. The increase in the Company's membership base and club price increases were the primary contributors to the net revenue and operating income growth in 2000.

    Net revenue for membership services in 1999 was $138.2 million, a 54.6% increase over the $89.4 million in 1998. The growth in the Company's business from clients, club price increases, and reduced membership cancellation rates were the primary contributors to the increase in net revenues. In addition, during the fourth quarter of 1999, the Company refined its estimates of membership returns to reflect revised membership return policies and current cancellation and refund account experience. The effect of the estimate revisions was to increase membership net revenues by $3.2 million.

    Costs and expenses incurred by the membership services segment include direct membership solicitation costs, payments to external vendors to provide certain club benefits, customer service costs, commissions and success fees paid to clients for use of their customer lists, and general and administrative expenses. Prior to 2000 the financial statements of the membership services segment also provided for inter-company charges from the Catalog Retail segment. In conjunction with the wind-down of the non-member catalog retail business in 2000 such charges were discontinued. Inter-segment commissions totaled
$19.1 million, and $18.7 million in 1999 and 1998, respectively.

    Membership costs and expenses as a percentage of net revenue were 79.5% in 2000 as compared to 78.7% in 1999 and 81.9% in 1998. The growth in the client business has contributed to significant marketing cost increases during the three year period ended December 31, 2000. These costs include increased payments of commissions and success fees paid to the Company's expanding roster of clients and the expanded utilization of outbound telemarketing and other marketing media to market the Company's membership programs. Despite the increase in marketing costs, expenses as a percentage of total revenues have remained relatively consistent due to the leveraging of costs over a larger membership and revenue base.

CORPORATE

    In 1999, a pre-tax charge of $1.3 million was recorded for the implementation of a new vacation and sick time policy, of which $131,000 was allocated to continuing operations while the remaining amount has been allocated to discontinued operations.

    During the fourth quarter of 1998, in response to actual and projected net losses in prior and future periods, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $0.8 million related to furniture and fixtures and computer hardware. Further, in connection with its ongoing review of its Year 2000 compliance status, $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998 and wrote off $0.5 million of unamortized leasehold improvements no longer in use. Of the $9.8 million in 1998 write-offs, $2.4 million of these charges are included in the Corporate segment's 1998 operating loss while the remaining $7.4 million has been included in discontinued operations.

    The Company's effective tax rate was 38.0% in 2000 and 34.0% for 1999 and 1998. The effective tax rate increased to 38% in 2000 as a result of additional state income taxes associated with the restructuring of its operations. As of December 31, 2000, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $41.2 million. Despite incurring net losses in recent quarters and becoming subject to limitations on net operating loss (NOL) utilization (see Note 10 of Notes to Consolidated Financial Statements), the Company has not recorded a deferred tax valuation allowance since management believes that it is more likely than not that its operating strategies will allow the Company to generate sufficient taxable income in current and future years to realize this asset. Should the Company's operating strategies fail to produce sufficient current and future taxable income, or if future changes in circumstances further limit NOL utilization, the Company will record a valuation allowance in the appropriate future reporting period for all or a portion of its net deferred tax asset in future periods as required by generally accepted accounting principles.

DISCONTINUED OPERATIONS

    The aggregate loss from discontinued operations for 2000 was $63.2 million, net of taxes of $38.7 million, and includes losses from the Company's non-member catalog marketing and merchandising activities and from its subsidiary ClickShip as well as certain corporate expenses. The non-member catalog marketing and merchandising activities were wound down during 2000. In December 2000, the Company announced its intention to sell or wind-down ClickShip.

    Net liabilities of discontinued operations at December 31, 2000 include the following (in thousands):

ASSETS:
Net current assets..........................................  $  1,909
Property and equipment, net of estimated loss on disposal...       500
Lease deposit and other.....................................     2,312
Note receivable from former officer.........................       871
LIABILITIES:
Accounts payable............................................    (6,529)
Future lease obligations....................................    (6,906)
Operating losses through disposal date......................    (4,000)
Interest....................................................    (1,300)
Other wind-down related expenses............................   (13,383)
                                                              --------
  Net liabilities of discontinued operations................   (26,526)
Less: Current portion.......................................   (23,830)
                                                              --------
  Net liabilities of discontinued operations, long term.....  $ (2,696)
                                                              ========

    The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company's borrowing rate and is secured by future payments owing to the former officer. Principal and interest payments of $900,000 were paid by the former officer during 2000.

    The estimated accounting loss on the disposal of these operations is $18.2 million, net of a tax benefit of $11.2 million. The loss includes
$9.2 million for the impairment and write-off of property and equipment and other assets, operating losses through the disposal date and other estimated costs to exit these operations of approximately $18.9 million plus future interest expense of $1.3 million. These amounts are estimates based on forward looking assumptions and the actual results could differ.

    Summary operating results of the discontinued operations for the three years ended December 31 are as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net revenues................................................  $ 62,772   $292,758   $395,047
Operating loss..............................................   (68,337)   (27,386)   (39,769)
Interest expense............................................     1,387        372      3,210
Loss on sale-leaseback of building..........................     2,741      --         --
Other.......................................................        80         67        319
                                                              --------   --------   --------
Loss before taxes and extraordinary item....................   (72,545)   (27,825)   (43,298)
Tax benefit.................................................    27,567      9,461     14,722
Extraordinary gain on land condemnation, net of taxes of
  $153......................................................     --           297      --
                                                              --------   --------   --------
Net loss....................................................  $(44,978)  $(18,067)  $(28,576)
                                                              ========   ========   ========

    In December 2000, the Company sold ClickShip's fulfillment center for $22.0 million and entered into a two year agreement to leaseback 471,000 square feet of the facility. The net proceeds from the sale were $11.7 million after repayment of a construction loan. A pre-tax loss of $2.7 million on the sale has been included in discontinued operations. Additionally, the future lease commitment has been included in the estimated loss on disposal of ClickShip.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    Currently, the Company's liquidity needs arise primarily from funding the growth of its continuing membership services business, liquidating its discontinued operations, and capital expenditures.

    At December 31, 2000, the Company's liquidity as measured by its working capital, was $(23.6) million as compared to $(0.2) million and $0.8 million at December 31, 1999 and 1998, respectively. The $23.4 million decrease in working capital from 1999 to 2000 was due primarily to three factors. First, the Company discontinued its non-member Catalog Retail business in 2000. This segment had positive working capital of $20.6 million and $29.3 million in 1999 and 1998, respectively, because the nature of the business required the Company to carry large receivable and inventory balances. Secondly, the Membership Services business collects membership fees early in the membership period prior to recognizing the entire fee as income and processes most membership returns within three months following collection. As a result, the Membership Services' balance sheet reflects a significant non-cash liability for the deferred membership income and a large liability for accrued returns. These liabilities are greater than the corresponding asset for deferred membership solicitation costs. Finally, in conjunction with the decisions to liquidate catalog retail and ClickShip in 2000, the Company has recorded net liabilities of $26.5 million for discontinued operations, $23.8 million of which are classified as current. Partially offsetting these factors was a $25.1 million increase in the Company's current deferred income tax balance from 1999 to 2000.

    Management believes that cash expected to be generated from continuing operations, proceeds from the issuance of Senior Convertible Notes (see below) and availability under its new credit facility (see below) will be sufficient to fund anticipated capital expenditures and the net liquidation costs for exiting the ClickShip business in 2001. However, there can be no assurance that the cash generated from these sources will be sufficient to meet these funding needs.

CASH FLOW

    The Company has experienced positive cash flow from continuing operations for each of the last three years. In 2000, cash generated from continuing operations was $8.0 million, after advancing $29.4 million to ClickShip, as compared to $32.9 million and $34.7 million in 1999 and 1998, respectively. The impact of these advances was offset by higher collections in the fourth quarter of 2000 as a result of aggressive membership acquisition efforts and a higher balance in accounts payable at the end of 2000. During 2000, the Company also received net cash proceeds of $18.9 million from the issuance of convertible Series D preferred securities. In December 2000, the Company sold

ClickShip's fulfillment center for $22.0 million and received net proceeds of $11.7 million after repayment of a construction loan.

CAPITAL EXPENDITURES

    During 2000, the Company incurred capital expenditures of $2.6 million in its continuing operations, as compared to $0.9 million in 1999. This investment was primarily for leasehold improvements, furniture and fixtures and software. Management estimates that Provell will invest an additional $4.0 million in capital expenditures during 2001, principally related to computer hardware and software purchases.

FINANCING

    In August 2000, the Company replaced its previous revolving line of credit with a new $15.0 million commercial credit facility. This facility was available for working capital and general corporate needs and contained a $2.0 million sub limit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property. At December 31, 2000, $5.2 million was outstanding under this line of credit. The credit facility reduced to $10.0 million on January 1, 2001 and was terminated in February 2001.

    On March 27, 2001 the Company entered into a $20.0 million revolving credit agreement with a new lender. This facility expires on September 27, 2002, and is available for working capital and general corporate needs. Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% and are secured by all assets of the Company. The credit facility includes covenants which will require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. In addition to such covenants, the lender may call for payment of the entire outstanding balance if the convertible notes issued by the Company in February 2001 (see discussion below) are not converted to Series E Preferred Stock prior to January 5, 2002.

    On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. The Series D Preferred Stock is convertible at any time at the option of the holder into the Company's Common Stock at $12.94 per share, subject to certain adjustments for future events. In
February 2001, the conversion price was reset to $3.00 as a result of the sale of the Senior Convertible Notes (see discussion below). The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company's option, shares of the Company's Common Stock valued at 90% of its then current market price. Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of its then current market price. The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

    In addition, the Company issued Common Stock Purchase Warrants to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. As a result of the issuance of convertible securities in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares. The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to the warrants, $2.8 million, is reflected as a component of shareholders' (deficit) equity. The preferred stock is being accreted to its redemption value of $20.0 million over the two year period ending on the mandatory redemption date.

    On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due August 26, 2001. On March 26, 2001, the Senior Convertible Notes were amended to extend the maturity date to February 4, 2002. The Senior Convertible Notes were secured by a lien on the Company's assets until the Company's new $20.0 million revolving credit facility was put in place in March 2001, and are convertible into the Company's Series E preferred stock which in turn is convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The number of shares issuable upon conversion of the Senior Convertible Notes is limited to less than 20% of the outstanding common shares until certain shareholder approvals have been obtained. The Company received $10.0 million of the proceeds at closing and the balance of the net proceeds, less transaction fees of approximately
$1.1 million, will be held in escrow until certain shareholder approvals have been obtained and a registration statement covering the resale of the common shares upon conversion of the Senior Convertible Notes is effective. When these conditions are satisfied, the Senior Convertible Notes will automatically convert at the outstanding balance into shares of the Company's Series E Preferred Stock with a stated value of $100 per share. The Company will be required to record certain non-cash charges to interest expense in 2001 for the beneficial conversion feature attributed to these securities.

    The Series E Preferred Shares are convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The Senior Convertible Notes and the Series E Preferred Stock are redeemable at 125% of the outstanding principal amount or stated value plus interest if the requisite shareholder approvals are not obtained prior to January, 2002 or upon the occurrence of a triggering event (such as failure to maintain applicable resale registration statement covering the Company's
Class A Common Stock issuable upon conversion of the Senior Convertible Notes or Series E Preferred Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Senior Convertible Notes and the Certificate of Designations for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of then current market price. The Series E Preferred Stock ranks PARI PASSU with the Series D Preferred Stock issued in September 2000.

SHARE REPURCHASES

    During 1999 and 1998, the Company repurchased shares of its Common Stock at aggregate costs of $7.1 million and $15.8 million, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open market transactions. During fourth quarter 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 2000 no shares had been purchased under this program and all share repurchases authorized under previous programs were completed. The Company's credit facility executed in March 2001 prohibits any further share repurchases by the Company.

DISCONTINUED OPERATIONS

    Future costs to discontinue the ClickShip operations are expected to be funded by cash provided from the Company's continuing operations, borrowings under the revolving credit facility, and proceeds from the issuance of the Senior Convertible Notes.

SEASONALITY

    Following the wind-down of the Catalog Retail segment, management expects the seasonal variations in consumer demand to have less of an impact on the operations of Provell.

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

FORWARD-LOOKING INFORMATION

    Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. In addition to statements that are forward-looking by reason of context, the words "believe", "expect", "anticipate", "intend", "designed", "goal", "priority", "will" and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including those identified below:

    - The economic outlook and its effects on credit availability, interest rates, and consumer spending patterns;

    - Adverse changes in relationships with vendors and partners who provide club benefits or process credit card transactions;

    - Inability to develop replacement shopping club programs;

    - Lower than expected membership renewal rates;

    - Higher than expected membership cancellation and return rates;

    - Inability to profitably expand in the membership services market;

    - Excessive new member acquisition costs;

    - Inability to retain existing clients and attract new clients in the membership services market;

    - Inability to develop new membership programs;

    - Effects of possible system failures and rapid changes in technology;

    - Future cash outlays to complete the wind-down of ClickShip;

    - Externally mandated changes in accounting guidelines and telemarketing practices;

    - Availability of capital on acceptable terms; and

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Balance Sheets
  December 31, 2000 and 1999................................     22

Consolidated Statements of Operations
  Years Ended December 31, 2000, 1999 and 1998..............     23

Consolidated Statements of Shareholders' (Deficit) Equity
  Years Ended December 31, 2000, 1999 and 1998..............     24

Consolidated Statements of Cash Flows
  Years Ended December 31, 2000, 1999 and 1998..............     25

Notes to Consolidated Financial Statements..................     26

Report of Independent Public Accountants....................     43

Selected Quarterly Financial Data...........................     44

                           DAMARK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                               ENDED DECEMBER 31

                                                                      2000              1999
                                                                   -----------       -----------
                                                                   (DOLLARS IN THOUSANDS EXCEPT
                                                                          PER SHARE DATA)
ASSETS:
Current assets:
  Cash and cash equivalents.................................        $ 13,107          $  3,927
  Trade accounts receivable, net............................          39,586            32,842
  Deferred membership solicitation costs....................          57,136             4,911
  Deferred income taxes.....................................          26,490             1,360
  Net assets of discontinued operations, current............          --                20,592
  Other.....................................................           1,731               452
                                                                    --------          --------
    Total current assets....................................         138,050            64,084
Property and equipment, net.................................           3,959             2,446
Net assets of discontinued operations, long term............          --                24,789
Other assets, net...........................................              50               327
Noncurrent deferred income taxes............................          14,665             2,059
                                                                    --------          --------
    Total assets............................................        $156,724          $ 93,705
                                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY:
Current liabilities:
  Borrowings under revolving credit facility................        $  5,150          $ --
  Accounts payable..........................................          20,387            10,762
  Accrued expenses:
    Payroll and benefits....................................           3,352             3,245
    Returns.................................................          40,339            16,911
    Other...................................................          12,910             8,621
  Deferred membership income, net...........................          55,683            24,749
  Net liabilities of discontinued operations, current.......          23,830            --
                                                                    --------          --------
    Total current liabilities...............................         161,651            64,288
                                                                    --------          --------
  Net liabilities of discontinued operations, long term.....           2,696            --
                                                                    --------          --------
Commitments and contingencies (Note 12)

Series D redeemable convertible preferred stock, liquidation preference $25,000, net of unamortized discount of
  $3,583....................................................          16,417            --
                                                                    --------          --------
Shareholders' (deficit) equity:
  Class A Common Stock, $.01 par, 20 million shares
    authorized; 5,857,019 and 5,520,075 shares issued and
    outstanding.............................................              58                55
  Class B Common Stock, $.01 par, 2 million shares
    authorized; none issued or outstanding..................          --                --
  Series C Junior Participating Preferred Stock, $.01 par,
    400,000 shares authorized; none issued or outstanding...          --                --
  Paid-in capital...........................................          58,594            54,610
  Common stock warrants.....................................           2,800            --
  Preferred stock dividends payable in Class A Common
    Stock...................................................             165            --
  Accumulated deficit.......................................         (85,657)          (25,248)
                                                                    --------          --------
    Total shareholders' (deficit) equity....................         (24,040)           29,417
                                                                    --------          --------
      Total liabilities and shareholders' (deficit)
        equity..............................................        $156,724          $ 93,705
                                                                    ========          ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                                                                2000           1999           1998
                                                              --------       --------       --------
                                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                              DATA)
NET REVENUES................................................  $135,940       $138,188       $ 89,369
COSTS AND EXPENSES:
Operating and marketing expenses............................    88,911         93,414         58,832
General and administrative expenses.........................    19,206         15,409         16,737
                                                              --------       --------       --------
  Total costs and expenses..................................   108,117        108,823         75,569
                                                              --------       --------       --------
  OPERATING INCOME..........................................    27,823         29,365         13,800
Other expenses, net.........................................       436            118            222
                                                              --------       --------       --------
  INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING...........................................    27,387         29,247         13,578
Income tax provision........................................    10,406          9,944          4,617
                                                              --------       --------       --------
  INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING.................................    16,981         19,303          8,961
Discontinued operations:
  Loss from operations, net of taxes of $27,567, $9,308,
    $14,722 in 2000, 1999, and 1998, respectively...........   (44,978)       (18,067)       (28,576)
  Estimated loss on disposal, net of taxes of $11,162.......   (18,211)         --             --
Cumulative effect of change in accounting, net of taxes of
  $8,703....................................................   (14,201)         --             --
                                                              --------       --------       --------
  NET (LOSS) INCOME.........................................   (60,409)         1,236        (19,615)
Beneficial conversion feature related to issuance of Series
  D Preferred Stock.........................................    (1,989)         --             --
Preferred stock dividends and amortization..................      (797)         --             --
                                                              --------       --------       --------
  NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS........  $(63,195)      $  1,236       $(19,615)
                                                              ========       ========       ========
Basic (loss) income per common share:
  Income from continuing operations before cumulative effect
    of change in accounting.................................  $   2.94       $   3.28       $   1.23
  Discontinued operations, net of tax.......................    (10.96)         (3.07)         (3.94)
  Cumulative effect of change in accounting, net of tax.....     (2.46)         --             --
  Series D Preferred Stock related charges..................     (0.48)         --             --
                                                              --------       --------       --------
  Net (loss) income available to common shareholders........  $ (10.96)      $   0.21       $  (2.71)
                                                              ========       ========       ========
  Weighted average common shares outstanding................     5,766          5,877          7,250
                                                              ========       ========       ========
Diluted (loss) income per common share:
  Income from continuing operations before cumulative effect
    of change in accounting.................................  $   2.94       $   3.13       $   1.23
  Discontinued operations, net of tax.......................    (10.96)         (2.93)         (3.94)
  Cumulative effect of change in accounting, net of tax.....     (2.46)         --             --
  Series D Preferred Stock related charges..................     (0.48)         --             --
                                                              --------       --------       --------
  Net (loss) income available to common shareholders........  $ (10.96)      $   0.20       $  (2.71)
                                                              ========       ========       ========
  Weighted average common shares outstanding................     5,766          6,177          7,250
                                                              ========       ========       ========
PRO FORMA AMOUNTS ASSUMING RETROACTIVE APPLICATION OF STAFF
  ACCOUNTING BULLETIN NO. 101:
  Net loss available to common shareholders.................  $(63,195)      $ (1,045)      $(18,517)
                                                              ========       ========       ========
  Basic loss per common share...............................  $ (10.96)      $  (0.18)      $  (2.55)
                                                              ========       ========       ========
  Diluted loss per common share.............................  $ (10.96)      $  (0.17)      $  (2.55)
                                                              ========       ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                            YEARS ENDED DECEMBER 31

                                              CLASS A
                                           COMMON STOCK
                                        -------------------                         PREFERRED                     TOTAL
                                         NUMBER                           COMMON      STOCK                   SHAREHOLDERS'
                                           OF        PAR      PAID-IN     STOCK     DIVIDENDS   ACCUMULATED     (DEFICIT)
                                         SHARES     VALUE     CAPITAL    WARRANTS    PAYABLE      DEFICIT        EQUITY
                                        --------   --------   --------   --------   ---------   -----------   -------------
                                                                      (AMOUNTS IN THOUSANDS)
BALANCE, DECEMBER 31, 1997............    8,026     $   80    $75,452    $ --         $--         $ (6,869)      $ 68,663

Exercise of stock options and issuance
  of stock............................       87          1        793      --         --            --                794
Repurchase and retirement of
  Common Stock........................   (1,994)       (20)   (15,760)     --         --            --            (15,780)
Net loss..............................    --         --         --         --         --           (19,615)       (19,615)
                                         ------     ------    -------    -------      ----        --------       --------

BALANCE, DECEMBER 31, 1998............    6,119         61     60,485      --         --           (26,484)        34,062

Exercise of stock options and issuance
  of stock............................      195          2      1,208      --         --            --              1,210
Repurchase and retirement of Common
  Stock...............................     (794)        (8)    (7,083)     --         --            --             (7,091)
Net income............................    --         --         --         --         --             1,236          1,236
                                         ------     ------    -------    -------      ----        --------       --------

BALANCE, DECEMBER 31, 1999............    5,520         55     54,610      --         --           (25,248)        29,417

Exercise of stock options and issuance
  of stock............................      337          3      4,781      --         --            --              4,784
Issuance of warrants..................    --         --         --         2,800      --            --              2,800
Preferred stock dividends declared....    --         --          (330)     --          165          --               (165)
Amortization of preferred stock
  discount............................    --         --          (467)     --         --            --               (467)
Net loss..............................    --         --         --         --         --           (60,409)       (60,409)
                                         ------     ------    -------    -------      ----        --------       --------

BALANCE, DECEMBER 31, 2000............    5,857     $   58    $58,594    $ 2,800      $165        $(85,657)      $(24,040)
                                         ======     ======    =======    =======      ====        ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income available to common shareholders..........  $(63,195)  $  1,236   $(19,615)
Adjustments to reconcile net (loss) income to net cash
  provided by continuing operating activities:
  Discontinued operations, net of tax.......................    63,189     18,067     28,576
  Cumulative effect of accounting change, net of tax........    14,201      --         --
  Preferred stock related charges...........................     2,786      --         --
  Depreciation and amortization.............................     1,513      2,357      3,810
  Deferred income taxes.....................................     3,984      8,119      8,555
  Loss on disposal of property..............................        19         22         73
  Changes in working capital items:
    Trade accounts receivable, net..........................    (6,744)   (11,817)      (406)
    Deferred costs and other current assets.................   (29,644)     2,534     (7,368)
    Accounts payable and accrued liabilities................    26,935      9,619     20,028
    Deferred membership income..............................    (5,031)     2,792      1,019
                                                              --------   --------   --------
      Net cash provided by continuing operating
        activities..........................................     8,013     32,929     34,672
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Property and equipment additions, net.......................    (2,561)      (911)    (1,913)
Other, net..................................................        (8)        19       (116)
                                                              --------   --------   --------
      Net cash used for investing activities................    (2,569)      (892)    (2,029)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit facility,
  net.......................................................     5,150     (5,140)   (39,260)
Net proceeds from issuance of Series D Preferred Stock and
  warrants..................................................    18,853      --         --
Repurchase and retirement of Common Stock...................     --        (7,091)   (15,780)
Net proceeds from exercise of stock options and issuance of
  Common Stock..............................................     2,463        932        691
                                                              --------   --------   --------
      Net cash provided by (used for) financing
        activities..........................................    26,466    (11,299)   (54,349)
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS......   (22,730)   (16,860)    21,281
                                                              --------   --------   --------
      Increase (decrease) in cash and cash equivalents......     9,180      3,878       (425)
Cash and cash equivalents, beginning of year................     3,927         49        474
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 13,107   $  3,927   $     49
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year...............................  $  1,214   $    372   $  3,014
Income taxes paid (refunded) during the year................       834     (4,368)       990

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           DAMARK INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of DAMARK International, Inc., incorporated in Minnesota in 1986, and its subsidiaries, each of which is wholly owned (collectively, "DAMARK" or the "Company"). All significant inter-company transactions have been eliminated in consolidation.

    The Company has operated in three distinct businesses and marketplaces: catalog marketing, membership services and e-fulfillment. During 2000, the Company exited the non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into a new subsidiary named ClickShip Direct, Inc. ("ClickShip" or "CSDI"). Although ClickShip developed successful business relationships with several e-commerce customers, it was unable to generate sufficient revenues to cover its high fixed cost structure. In addition, negative capital market conditions prevented ClickShip from raising essential start-up capital. In December 2000, the Company announced that it would wind-down ClickShip by the end of first quarter 2001. Prior period financial information for the non-member catalog marketing business and CSDI has been restated and is now reported as discontinued operations in the Company's financial statements (See Note 2).

    The Company's membership services business, operating under the name "Provell", develops, markets, and manages membership and customer relationship management programs under the name "Provell." Provell's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and finance. As of December 31, 2000, consumers enjoyed benefits provided through over 2.6 million memberships.

LIQUIDITY MATTERS

    Currently, the Company's liquidity needs arise primarily from funding the growth of its continuing membership services business, its discontinued operations and capital expenditures.

    At December 31, 2000, the Company's liquidity as measured by its working capital, was $(23.6) million as compared to $(0.2) million and $0.8 million at December 31, 1999 and 1998, respectively. The $23.4 million decrease in working capital from 1999 to 2000 was due primarily to three factors. First, the Company discontinued its non-member Catalog Retail business in 2000. This segment had positive working capital of $20.6 million and $29.3 million in 1999 and 1998, respectively, because the nature of the business required the Company to carry large receivable and inventory balances. Secondly, the Membership Services business collects membership fees early in the membership period prior to recognizing the entire fee as income and processes most membership returns within three months following collection. As a result, the Membership Services' balance sheet reflects a significant non-cash liability for the deferred membership income and a large liability for accrued returns. These liabilities are greater than the corresponding asset for deferred membership solicitation costs. Finally, in conjunction with the decisions to liquidate catalog retail and ClickShip in 2000, the Company has recorded net liabilities of $26.5 million for discontinued operations, $23.8 million of which are classified as current. Partially offsetting these factors was a $25.1 million increase in the Company's current deferred income tax balance from 1999 to 2000.

    Management believes that cash expected to be generated from continuing operations, proceeds from the issuance of Senior Convertible Notes (See Note 6) and availability under its new credit facility (See Note 5) will be sufficient to fund anticipated capital expenditures and the net liquidation costs for exiting the ClickShip business in 2001. However, there can be no assurance that the cash generated from these sources will be sufficient to meet these funding needs.

                           DAMARK INTERNATIONAL, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Consequently, actual results could differ because of the use of these estimates and assumptions. Estimates have been used primarily in recording accrued returns and accounts receivable, as well as discontinued operations and other judgmental reserves.

REVENUE AND SOLICITATION COSTS RECOGNITION

    The Company adopted Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes). Prior period financial statements were not restated. Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months. The allowance for returns is based on the Company's most recent return experience and is updated each quarter. Most of the Company's members can return their memberships at any time prior to expiration of the membership term and receive either a pro-rated or full refund for the remaining portion of the membership period.

    In accordance with SAB 101, the cost of membership kits and vouchers are expensed when distributed. Direct response advertising costs (i.e., telemarketing and direct mail), refundable fees for commissions paid to clients and transaction processing costs, net of expected refunds, are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized. Other direct and indirect costs incurred with enrolling customers are expensed when incurred. Deferred membership solicitation costs incurred to obtain new members are generally less than the initial fee. However, if deferred membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

    Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet net of direct solicitation and other costs and amortized into income over the remaining membership period, generally eleven months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed. During the fourth quarter of 1999, the Company refined its estimates of membership returns to reflect revised membership return policies and current cancellation and refund amount experience. The impact of this change in estimate was to increase net revenues by $3.2 million.

    Activity in the deferred membership income and accrued membership returns accounts is summarized as follows (in thousands):

                                                                                                       BALANCE AT
                                             BALANCE AT                                               DECEMBER 31,
                                            DEC. 31, 1999   ADDITIONS   REDUCTIONS   ADJUSTMENTS(1)       2000
                                            -------------   ---------   ----------   --------------   ------------
Deferred membership income...............      $24,749       110,718     (121,281)       41,497          $55,683
Accrued membership returns...............      $16,911       139,640     (117,195)          983          $40,339

- ------------------------

(1) Adjustments relate primarily to the initial adoption of SAB 101 and reclassifications between accrued returns and deferred income.

    During 2000, the Company recognized $34.7 million of net revenue that was included as a component of the "cumulative effect of change in accounting" adjustment.

                           DAMARK INTERNATIONAL, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS

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

                                                               YEARS
                                                              --------
Computer hardware and software..............................   3 to 5
Furniture and fixtures......................................  7 to 10
Leasehold improvements......................................  2 to 10

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

STOCK OPTION PLANS

    The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides the pro forma footnote disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation." (See Note 9).

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments held by or owed to the Company include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings. The carrying amounts as reported in the accompanying consolidated balance sheets approximate their fair values due principally to their short maturities.

NOTE 2. DISCONTINUED OPERATIONS

    In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and related merchandising activities. The wind-down was substantially completed by the end of the second quarter and future catalog mailings are now limited to members of the Company's shopping clubs. The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into a subsidiary named ClickShip Direct, Inc. ("ClickShip"), which was formed in January 2000. The Company had planned to separate ClickShip as an independent company. In December 2000, the Company announced that substantial negative changes in capital market conditions prevented the Company from obtaining sufficient capital to permit a spin-off of ClickShip to shareholders on an acceptable basis and the Company therefore adopted a plan to liquidate the ClickShip business. Accordingly, both the former non-member catalog business and ClickShip, as well as specific items reported under the corporate segment, are reported as discontinued operations at December 31, 2000. The consolidated financial statements have been

                           DAMARK INTERNATIONAL, INC.

NOTE 2. DISCONTINUED OPERATIONS (CONTINUED) restated to report separately the net assets (liabilities) and operating results of the discontinued businesses for all periods presented. Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the "Catalog Retail" segment.

    Net liabilities of discontinued operations at December 31, 2000 include the following (in thousands):

ASSETS:
Net current assets..........................................  $  1,909
Property and equipment, net of estimated loss on disposal...       500
Lease deposit and other.....................................     2,312
Note receivable from former officer.........................       871

LIABILITIES:
Accounts payable............................................    (6,529)
Future lease obligations....................................    (6,906)
Operating losses through disposal date......................    (4,000)
Interest....................................................    (1,300)
Other wind-down related expenses............................   (13,383)
                                                              --------
  Net liabilities of discontinued operations................   (26,526)
Less: Current portion.......................................   (23,830)
                                                              --------
  Net liabilities of discontinued operations, long term.....  $ (2,696)
                                                              ========

    The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company's borrowing rate and is secured by future payments owing to the former officer. Principal and interest payments of $900,000 were paid by the former officer during 2000.

    The estimated loss on the disposal of these operations is $18.2 million, net of a tax benefit of $11.2 million. The loss includes $9.2 million for the impairment and write-off of property and equipment and other assets, operating losses through the disposal date and estimated costs to exit these operations of approximately $18.9 million plus future interest expense of $1.3 million. These amounts are estimates based on forward looking assumptions and the actual results could differ.

    Summary operating results of the discontinued operations for the three years ended December 31 are as follows:

                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Net revenues..................................  $ 62,772   $292,758   $395,047
Operating loss................................   (68,337)   (27,386)   (39,769)
Interest expense..............................     1,387        372      3,210
Loss on sale-leaseback of building............     2,741      --         --
Other.........................................        80         67        319
                                                --------   --------   --------
Loss before taxes and extraordinary item......   (72,545)   (27,825)   (43,298)
Tax benefit...................................    27,567      9,461     14,722
Extraordinary gain on land condemnation, net
  of taxes of $153............................     --           297      --
                                                --------   --------   --------
Net loss......................................  $(44,978)  $(18,067)  $(28,576)
                                                ========   ========   ========

                           DAMARK INTERNATIONAL, INC.

NOTE 2. DISCONTINUED OPERATIONS (CONTINUED)
    In December 2000, the Company sold ClickShip's fulfillment center for $22.0 million and entered into a two year agreement to leaseback 471,000 square feet of the facility. The net proceeds from the sale were $11.7 million after repayment of a construction loan. A pre-tax loss of $2.7 million on the sale has been included in discontinued operations. Additionally, the future lease commitment has been included in the estimated loss on disposal.

NOTE 3. INCOME (LOSS) PER SHARE

    Basic income per share is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted earnings per share assumes conversion of potentially dilutive securities to shares of common stock outstanding during the applicable periods. Potentially dilutive securities include stock options that have been granted to employees and directors of the Company, convertible preferred stock and warrants.

    In 2000, options to purchase 1,866,666 shares of the Company's Class A Common Stock (the "Common Stock") and 2,743,565 shares of convertible preferred stock (conversion price of $12.94) and warrants were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. In 1999, the dilutive effect of outstanding stock options was 300,000 shares that were included in diluted income per share. In 1998, options to purchase 1,901,333 shares of the Company's Common Stock were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 4. PROPERTY AND EQUIPMENT

    At December 31, property and equipment related to continuing operations consisted of the following:

                                                               2000         1999
                                                            ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Computer hardware and software............................    $ 6,325     $ 12,150
Furniture and fixtures....................................      1,501          547
Leasehold improvements....................................        572          674
                                                              -------     --------
  Total...................................................      8,398       13,371
Accumulated depreciation and amortization.................     (4,439)     (10,925)
                                                              -------     --------
  Property and equipment, net.............................    $ 3,959     $  2,446
                                                              =======     ========

NOTE 5. FINANCING ARRANGEMENTS

    In August 2000, the Company replaced its previous revolving line of credit with a new $15.0 million commercial credit facility. This facility was available for working capital and general corporate needs and contained a $2.0 million sublimit to accommodate the issuance of standby letters of credit. Borrowings outstanding under the line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property. The credit facility reduced to $10.0 million on January 1, 2001 and was terminated in February 2001.

    On March 27, 2001 the Company entered into a $20.0 million revolving credit agreement with a new lender. This facility expires on September 27, 2002, and is available for working capital and general corporate needs. Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% and are secured by all assets of the Company. The credit facility includes covenants which will require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. In addition to such covenants, the lender may call for payment of the entire outstanding balance if the convertible notes issued by the Company in February 2001 (see Note 6) are not converted to Series E Preferred stock prior to January 5, 2002.

                           DAMARK INTERNATIONAL, INC.

NOTE 6. SENIOR CONVERTIBLE NOTES

    On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due August 26, 2001. On March 26, 2001, the Senior Convertible Notes were amended to extend the maturity date to February 4, 2002. The Senior Convertible Notes were secured by a lien on the Company's assets until the new $20.0 million revolving credit agreement was put in place in March 2001 and are convertible into the Company's Series E Preferred Stock which in turn is convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The number of shares issuable upon conversion of the Senior Convertible Notes is limited to less than 20% of the outstanding common shares until certain shareholder approvals have been obtained. The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, will be held in escrow until certain shareholder approvals have been obtained and a registration statement covering the resale of the common shares upon conversion of the Senior Convertible Notes is effective. When these conditions are satisfied, the Senior Convertible Notes will automatically convert at the outstanding balance into shares of the Company's Series E Preferred Stock with a stated value of $100 per share. The Company will be required to record certain non-cash charges to interest expense in 2001 for the beneficial conversion feature attributed to these securities.

    The Series E Preferred Shares are convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The Senior Convertible Notes and the Series E Preferred Stock are redeemable at 125% of the outstanding principal amount or stated value plus interest if the requisite shareholder approvals are not obtained prior to January 2, 2002 or upon the occurrence of a triggering event (such as failure to maintain applicable resale registration statement covering the Company's
Class A Common Stock issuable upon conversion of the Senior Convertible Notes or Series E Preferred Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Senior Convertible Notes and the Certificate of Designations for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of then current market price. The Series E Preferred Stock ranks PARI PASSU with the Series D Preferred Stock issued in September 2000.

NOTE 7. SERIES D PREFERRED STOCK

    On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. The Series D Preferred Stock is convertible at any time at the option of the holder into the Company's Class A Common Stock at $12.94 per share, subject to certain adjustments for future events. In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Senior Convertible Notes (see Note 6). The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company's option, shares of the Company's Common Stock valued at 90% of its then current market price. Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of its then current market price. The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

    In addition, the Company issued Common Stock Purchase Warrants to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. As a result of the issuance of convertible securities in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants

                           DAMARK INTERNATIONAL, INC.

NOTE 7. SERIES D PREFERRED STOCK (CONTINUED) increased to 1,072,815 shares. The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to the warrants, $2.8 million, is reflected as a component of shareholders' (deficit) equity. The preferred stock is being accreted to its redemption value of $20.0 million over the two year period ending on the mandatory redemption date.

    Because the proceeds allocated to the Series D preferred shares were less than the fair value of the common stock that would be issuable upon assumed conversion as of September 29, 2000, the issuance of the preferred shares resulted in a non-detachable beneficial conversion feature that was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The beneficial conversion feature of $2.0 million was accounted for as an immediate dividend to the Series D preferred shareholders since the Series D preferred shareholders have immediate conversion rights. Since the Company had an accumulated deficit as of the approval date, the beneficial conversion feature and the preferred stock accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no change to net shareholders' (deficit) equity.

NOTE 8. SHAREHOLDERS' (DEFICIT) EQUITY

    During 1998, a series of junior participating preferred stock ("Series C Preferred Stock") was established. The holders of shares of Series C Preferred Stock are entitled to receive, if declared by the Board of Directors, quarterly dividends equal to the greater of $1 or one hundred times the aggregate per share amount of all cash dividends, and one hundred times the aggregate per share amount of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock, declared on the Common Stock. Each share of Series C Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. There were no shares of Series C Preferred Stock outstanding at December 31, 2000 or 1999.

    During 1999 and 1998, the Company repurchased approximately 794,000 and
2.0 million shares, respectively, of its Common Stock at an aggregate cost of $7.1 million and $15.8 million, respectively. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open market transactions. During the fourth quarter of 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 2000 no shares had been purchased under this program and all share repurchases authorized under previous programs were completed. The Company's revolving credit facility executed in March 2001 prohibits any further share repurchases by the Company.

    On January 30, 1998, the Board approved a stock purchase plan pursuant to which non-employee directors could purchase in aggregate 50,000 shares of Common Stock at a price per share equal to the average of the last reported selling price for the 20 trading days preceding the date of purchase. The plan was amended in November 1998 to reduce the number of shares available for purchase to 25,000. At December 31, 2000, 20,000 shares remained available for purchase.

                           DAMARK INTERNATIONAL, INC.

NOTE 9. STOCK OPTION PLANS

    In 1991, the DAMARK International, Inc. Stock Option Plan (the "Plan") was adopted to provide for the granting of incentive stock options ("ISOs") or non-statutory stock options to key employees. At December 31, 2000, 1.6 million shares of Common Stock were reserved for issuance of which approximately 338,000 shares remained available for grant. The purchase price of the shares of Common Stock subject to options granted under the Plan is determined by the Compensation Committee of the Board but shall not be less than 100% of market value on the date of grant for ISOs or less than 85% of market value on the date of grant for non-statutory options. Outstanding ISOs under the Plan vest in three equal annual installments beginning on the first anniversary of the date of grant and expire ten years from the date of grant, subject to cancellation in the event of termination of employment.

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

    On January 30, 1998, the Company granted its former chief executive officer an option to purchase 400,000 shares of Common Stock at $10.00 per share contemporaneously with an assignment by him to the Company of his right to purchase 456,548 shares of Common Stock. The option vests in five equal annual installments beginning in 1999, expires ten years from the date of grant and was not granted under the Plan. The Company exercised its assigned purchase rights in 1998, which repurchased shares are included in the aggregate shares repurchased in 1998. In connection with the separation agreement entered into in February 2001 (see Note 12), the former chief executive officer will be allowed to retain this option which otherwise would have expired 90 days after termination of employment. No compensation expense was recorded in connection with this extension as the exercise price exceeded the market price of the Company's Common Stock at the date of the extension.

    Information regarding the Company's stock options is summarized below:

                                                         2000                        1999                        1998
                                                ----------------------      ----------------------      ----------------------
                                                              WEIGHTED                    WEIGHTED                    WEIGHTED
                                                              AVERAGE                     AVERAGE                     AVERAGE
                                                 OPTION       EXERCISE       OPTION       EXERCISE       OPTION       EXERCISE
                                                 SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                                --------      --------      --------      --------      --------      --------
                                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Options outstanding:
  Beginning of year.......................       1,803         $ 8.60        1,901         $ 8.43        1,372         $ 9.30
    Granted...............................         450          18.14          200           8.23          814           8.53
    Canceled..............................         (61)          7.89         (103)         12.11         (203)         14.96
    Exercised.............................        (326)          7.32         (195)          4.78          (82)          7.64
                                                 -----         ------        -----         ------        -----         ------
  End of year.............................       1,866         $11.14        1,803         $ 8.60        1,901         $ 8.43
                                                 =====         ======        =====         ======        =====         ======
Options exercisable:
  End of year.............................         952         $ 8.93          993         $ 8.37          902         $ 7.69
                                                 =====         ======        =====         ======        =====         ======

    Options outstanding at December 31, 2000 had exercise prices between $5.00 and $18.25 per share and a weighted average remaining contractual life of
6.7 years.

    The Company accounts for its stock option grants under APB No. 25. Since options have not been granted at less than fair market value on the date of grant, no compensation expense has been recognized for stock options granted.

                           DAMARK INTERNATIONAL, INC.

NOTE 9. STOCK OPTION PLANS (CONTINUED)
Had compensation cost for option grants been determined consistent with SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would have been reported as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
Net (loss) income (in thousands):
  As reported....................................  $(63,195)   $1,236    $(19,615)
  Pro forma......................................  $(66,878)   $ (388)   $(21,302)

(Loss) income per share:
  As reported:
    Basic........................................  $ (10.96)   $ 0.21    $  (2.71)
    Diluted......................................  $ (10.96)   $ 0.20    $  (2.71)
  Pro forma:
    Basic........................................  $ (11.60)   $(0.07)   $  (2.94)
    Diluted......................................  $ (11.60)   $(0.06)   $  (2.94)

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

                                                      2000          1999           1998
                                                  ------------  ------------   ------------
Weighted average risk-free interest rate........         5.11%         6.28%          4.41%
Weighted average expected life..................       4 years       8 years        8 years
Weighted average expected volatility............        68.49%        61.41%         60.48%
Weighted average fair value.....................  $      10.63  $       5.74   $       5.85

NOTE 10. INCOME TAXES

    The Company's provision (benefit) for income taxes for the years ended December 31 is summarized as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                       (AMOUNTS IN THOUSANDS)
Current..........................................  $    710    $2,106    $ (3,939)
Deferred.........................................   (37,736)   (1,470)     (6,166)
                                                   --------    ------    --------
  Total..........................................  $(37,026)   $  636    $(10,105)
                                                   ========    ======    ========

                           DAMARK INTERNATIONAL, INC.

NOTE 10. INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                           2000           1999           1998
                                                         --------       --------       --------
Statutory federal income tax rate.................        (34.0)%         34.0%         (34.0)%
State income taxes................................         (4.0)           3.0           --
Deferred income tax adjustments...................         --             (2.8)          --
Other.............................................         --             (0.2)          --
                                                          -----           ----          -----
Effective income tax rate.........................        (38.0)%         34.0%         (34.0)%
                                                          =====           ====          =====

    The components of the Company's net deferred income tax asset as of December 31 are as follows:

                                                           2000           1999
                                                         --------       --------
                                                         (AMOUNTS IN THOUSANDS)
Current deferred income tax asset (liability):
  Deferred catalog costs...............................  $  --          $(5,561)
  Deferred membership income...........................    20,301         --
  Merchandise and membership returns...................    15,864         7,229
  Deferred initial direct costs of club memberships....   (21,652)       (1,549)
  Reserves for discontinued operations.................    11,823         --
  Inventory valuation..................................     --              545
  Allowance for uncollectible accounts.................       331           382
  Other, net...........................................      (177)          314
                                                         --------       -------
    Net current deferred income tax asset..............    26,490         1,360
                                                         --------       -------
Long-term deferred income tax asset (liability):
  Net operating loss and tax credit carryforwards......    14,060            60
  Depreciation.........................................      (952)          419
  Intangibles..........................................     2,413         1,830
  Other, net...........................................      (856)         (250)
                                                         --------       -------
    Net long-term deferred income tax asset............    14,665         2,059
                                                         --------       -------
      Total deferred income tax asset..................  $ 41,155       $ 3,419
                                                         ========       =======

    As a result of the financing transactions discussed in Notes 6 and 7, in February 2001, the Company experienced an ownership change as defined under
Section 382 of the Internal Revenue Code. Accordingly, the Company's net operating loss (NOL) carryforwards generated prior to the ownership change will be subject to an annual limitation that will limit or defer the utilization of these losses. The NOLs expire in 20 years.

    Despite incurring net losses in recent quarters and becoming subject to limitations on NOL utilization as discussed above, the Company has not recorded a deferred tax valuation allowance since management believes that it is more likely than not that its operating strategies will allow the Company to generate sufficient taxable income in current and future years to realize this asset. Should the Company's operating strategies fail to produce sufficient current and future taxable income, or if future circumstances further limit NOL utilization, the Company will record a valuation allowance in the appropriate future reporting period for all or a portion of its net deferred tax asset in future periods as required by generally accepted accounting principles.

                           DAMARK INTERNATIONAL, INC.

NOTE 11. BUSINESS SEGMENTS

    Historically, the Company has operated in two business segments: Membership Services and Catalog Retail. These reportable operating segments were strategic business units that offered different products and services and were managed separately based on fundamental differences in their operations. Both operating segments sold exclusively to customers in the U.S. A Corporate segment is also used to account for certain unallocated items, capital allocations and income taxes. In connection with the Company's disposition of the Catalog Retail segment (See Note 2), all results from the Company's Catalog Retail segment have been reclassified to discontinued operations for all periods presented.

    The Membership Services operating segment develops, markets and manages membership and customer relationship management programs. The Company's proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in the areas of shopping, travel, hospitality, entertainment, health/fitness and finance. The former catalog operations offered brand name merchandise in the categories of computers, home office, consumer electronics, home decor, home improvement and sports/fitness. During its existence, ClickShip provided outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These services included online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management.

    The Catalog Retail segment provided certain discounts to members of the PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERS-Registered Trademark-membership programs managed by the Membership Services segment. Due to considerably higher sales productivity by the Company's club members, the retail segment experienced measurably higher advertising leverage on catalogs sent to these customers. For this reason, discounts were allocated entirely to the Catalog Retail segment.

    Prior to 2000, the Company's Catalog Retail segment also provided names of potential members to its Membership Services segment. Consequently, inter-segment charges intended to approximate the success fees and commissions paid by the Membership Services segment to external clients for name acquisition is reflected to the benefit of the Catalog Retail segment. Since independent parties did not negotiate such commissions, the charges do not reflect what a third party might receive in an arm's length business transaction. In conjunction with the wind-down of the non-member catalog business, these costs were not incurred in 2000.

                           DAMARK INTERNATIONAL, INC.

NOTE 11. BUSINESS SEGMENTS (CONTINUED)
    Selected statement of operations and statement of cash flows data for the years ended December 31 by business segment is set forth below.

                                                          MEMBERSHIP               DISCONTINUED
                                                           SERVICES    CORPORATE    OPERATIONS    CONSOLIDATED
                                                          ----------   ---------   ------------   ------------
                                                                         (AMOUNTS IN THOUSANDS)
2000
Net revenues............................................   $135,940    $  --          $--           $135,940
Operating expenses(1),(2)...............................    108,117       --           --            108,117
                                                           --------    --------       -------       --------
  Operating income......................................     27,823       --           --             27,823
Other expense, net......................................          3         433        --                436
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations before taxes
    and cumulative effect...............................     27,820        (433)       --             27,387
Income tax provision....................................     --          10,406        --             10,406
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations before
    cumulative effect...................................     27,820     (10,839)       --             16,981
Discontinued operations(1),(2),(3)......................     --         (36,042)       99,231         63,189
Cumulative effect of change in accounting...............     22,904      (8,703)       --             14,201
                                                           --------    --------       -------       --------
Net income (loss).......................................      4,916      33,906       (99,231)       (60,409)
Discontinued operations(1),(2),(3)......................     --         (36,042)       99,231         63,189
Cumulative effect of accounting change..................     22,904      (8,703)       --             14,201
Depreciation and amortization...........................      1,048         465        --              1,513
Net changes in working capital and other................        (91)     18,980       (29,370)       (10,481)
                                                           --------    --------       -------       --------
  Net cash provided by (used for) continuing
    operations(1),(2)...................................     28,777       8,606       (29,370)         8,013
                                                           ========    ========       =======       ========
Property and equipment additions, net...................     (2,561)      --           --             (2,561)
Net cash used for investments...........................     (2,569)      --           --             (2,569)
Net cash provided by (used for) financing...............     24,140     (96,088)       98,414         26,466
Net cash used for discontinued operations(1),(3)........     --           --          (22,730)       (22,730)

                           DAMARK INTERNATIONAL, INC.

NOTE 11. BUSINESS SEGMENTS (CONTINUED)

                                                          MEMBERSHIP               DISCONTINUED
                                                           SERVICES    CORPORATE    OPERATIONS    CONSOLIDATED
                                                          ----------   ---------   ------------   ------------
                                                                         (AMOUNTS IN THOUSANDS)
1999
Net revenues............................................   $138,188    $  --           --           $138,188
Operating expenses(1),(2)...............................    108,692         131        --            108,823
                                                           --------    --------       -------       --------
  Operating income (loss)...............................     29,496        (131)       --             29,365
Other expense, net......................................         22          96        --                118
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations before
    taxes...............................................     29,474        (227)       --             29,247
Income tax provision....................................     --           9,944        --              9,944
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations..............     29,474     (10,171)       --             19,303
Discontinued operations(1),(2),(3)......................     --          (7,757)       25,824         18,067
                                                           --------    --------       -------       --------
Net income (loss).......................................     29,474      (2,414)      (25,824)         1,236
Depreciation and amortization...........................      2,162         195        --              2,357
Discontinued operations, net of tax(1),(2),(3)..........     --          (7,757)       25,824         18,067
Net changes in working capital and other................     (4,111)     15,380        --             11,269
                                                           --------    --------       -------       --------
  Net cash provided by continuing operations(1),(2).....     27,525       5,404        --             32,929
                                                           ========    ========       =======       ========

Property and equipment additions, net...................       (911)      --           --               (911)
Net cash used for investments...........................       (892)      --           --               (892)
Net cash provided by (used for) financing...............         43     (11,342)       --            (11,299)
Net cash used in discontinued operations(1),(3).........     --           --          (16,860)       (16,860)
1998
Net revenues............................................   $ 89,369    $  --          $--           $ 89,369
Operating expenses(1),(2)...............................     73,175       2,394        --             75,569
                                                           --------    --------       -------       --------
  Operating (loss) income...............................     16,194      (2,394)       --             13,800
Other expense...........................................     --             222        --                222
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations before
    taxes...............................................     16,194      (2,616)       --             13,578
Income tax provision....................................     --           4,617        --              4,617
                                                           --------    --------       -------       --------
  Income (loss) from continuing operations..............     16,194      (7,233)       --              8,961
Discontinued operations(1),(2),(3)......................     --          (2,493)       31,069         28,576
                                                           --------    --------       -------       --------
Net income (loss).......................................     16,194      (4,740)      (31,069)       (19,615)
Discontinued operations, net of tax(1),(2),(3)..........     --          (2,493)       31,069         28,576
Depreciation and amortization...........................      2,659       1,151        --              3,810
Net changes in working capital and other................     19,365       2,536        --             21,901
                                                           --------    --------       -------       --------
  Net cash provided by (used for) operations(1),(2).....     38,218      (3,546)       --             34,672
                                                           ========    ========       =======       ========
Property and equipment additions, net...................     (1,913)      --           --             (1,913)
Net cash used for investments...........................     (2,029)      --           --             (2,029)
Net cash provided by (used for) financing...............     20,463    (133,424)       58,612        (54,349)
Net cash provided by discontinued operations(1),(3).....     --           --           21,281         21,281

- --------------------------

(1) Includes inter-segment commissions charged to Membership Services from discontinued operations of $19,090 and $18,655 in 1999, and 1998 respectively. In conjunction with the wind-down of the non-member catalog business, these costs were not incurred in 2000.

                           DAMARK INTERNATIONAL, INC.

NOTE 11. BUSINESS SEGMENTS (CONTINUED)
(2) 1998 expenses include $9,852 of asset impairment charges including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. Costs and expenses from continuing operations included $2,394 of the total charge while the remaining $7,458 has been allocated to discontinued operations. See Note 13 to the Company's consolidated financial statements.

(3) Discounts provided to PREFERRED BUYERS' CLUB-Registered Trademark- and INSIDERSC-REGISTERED TRADEMARK- members are reported with discontinued operations and totaled $1,372, $10,943 and $29,552 in 2000, 1999 and 1998 respectively.

    Selected balance sheet data as of December 31 by business segment is as follows:

                                                     MEMBERSHIP               DISCONTINUED
                                                      SERVICES    CORPORATE    OPERATIONS    CONSOLIDATED
                                                     ----------   ---------   ------------   ------------
                                                                   (AMOUNTS IN THOUSANDS)
2000
Cash and cash equivalents..........................   $ --         $13,107      $ --           $ 13,107
Intercompany receivable............................    (9,440)      38,810       (29,370)        --
Non-cash current assets............................    93,234       31,709        --            124,943
Net property, equipment and other assets...........     3,969       14,705        --             18,674
                                                      -------      -------      --------       --------
  Total assets.....................................   $87,763      $98,331      $(29,370)      $156,724
                                                      =======      =======      ========       ========
Non-interest bearing current liabilities...........   132,516          155        --            132,671
Borrowings.........................................     --           5,150        --              5,150
Net liabilities of discontinued operations,
  current..........................................     --           --           23,830         23,830
Net liabilities of discontinued operations, long
  term.............................................     --           --            2,696          2,696
Series D preferred stock...........................     --          16,417        --             16,417
Investment in segment/shareholders' (deficit)
  equity...........................................   (44,753)      76,609       (55,896)       (24,040)
                                                      -------      -------      --------       --------
  Total liabilities and equity (deficit)...........   $87,763      $98,331      $(29,370)      $156,724
                                                      =======      =======      ========       ========

1999
Cash and cash equivalents..........................   $ --         $ 3,927      $ --           $  3,927
Non-cash current assets............................    36,406        3,159        --             39,565
Net assets of discontinued operations, current.....     --           --           20,592         20,592
Net assets of discontinued operations, long term...     --           --           24,789         24,789
Net property, equipment and other assets...........     2,448        2,384        --              4,832
                                                      -------      -------      --------       --------
  Total assets.....................................   $38,854      $ 9,470      $ 45,381       $ 93,705
                                                      =======      =======      ========       ========
Non-interest bearing current liabilities...........    62,330        1,958        --             64,288
Investment in segment/shareholders' (deficit)
  equity...........................................   (23,476)       7,512        45,381         29,417
                                                      -------      -------      --------       --------
  Total liabilities and equity.....................   $38,854      $ 9,470      $ 45,381       $ 93,705
                                                      =======      =======      ========       ========

                           DAMARK INTERNATIONAL, INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its offices and certain other equipment under renewable operating lease agreements expiring at various dates through 2006. Lease expense for continuing operations for the years ended December 31, 2000, 1999 and 1998 was $1.3 million, $1.4 million and $1.4 million, respectively. Future minimum lease commitments under non-cancelable operating leases for continuing operations as of December 31, 2000 are as follows:

                                                           (AMOUNTS IN
                                                           THOUSANDS)
2001.....................................................     $1,055
2002.....................................................        721
2003.....................................................        626
2004.....................................................        603
2005 and thereafter......................................        251
                                                              ------
  Total..................................................     $3,256
                                                              ======

CERTAIN AGREEMENTS

    The Company has entered into a separation agreement with its former Chairman and Chief Executive Officer in connection with his resignation in February 2001. Under this agreement, the Company terminated various agreements with its former Chief Executive Officer, including his employment agreement and the agreement obligating the Company to purchase his shares upon his death. For three years after his resignation, the Company will pay him his base annual salary of $475,000, except that the last salary payments will be used to repay his current indebtedness to the Company under the 1999 loan to him (see
Note 2). The Company has reflected this liability as part of discontinued operations. During the three years, the Company will also provide him with health and other employee benefits. His stock options will also continue to vest and be exercisable during this three-year period. In the event of a change of control, the balance of the salary payments (less the amount necessary to repay the loan) will be accelerated and any unvested option will become vested.

    The Company has entered into severance, confidentiality and noncompete agreements with certain of its executive officers of the Company. Prior to a change in control, if the executive's employment is terminated without cause or the executive resigns, the executive is entitled to receive their base salary for 24 months, a pro rata bonus for the current year if the termination is on or after July 1, continued participation in benefit plans for 24 months and outplacement services. If the executive voluntarily resigns, the Company has the option to (1) waive the noncompete covenants of the agreement and pay no severance benefits or (2) reduce the term of the noncompete covenant to one year and pay 50% of the severance benefits. The Company can terminate the executive's employment for cause prior to a change in control by the Company without triggering any severance benefits under these agreements.

    In addition, the Company has entered into change in control, confidentiality and noncompete agreements with certain executive officers of the Company. If, within 24 months following a change in control, the Company terminates the executive's employment without cause or the executive terminates for good reason or, within the 60-day period after the first anniversary of the change in control, the executive terminates employment for any reason, the executive will receive the following severance:

    - a lump sum equal to two times the sum of annual salary plus a bonus equal to the greater of the average of the bonuses for the last three years and the target bonus for the current year assuming 100% payout,

                           DAMARK INTERNATIONAL, INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    - the target bonus for the current year assuming 100% payout pro-rated for the portion of the year prior to termination,

    - continued participation in benefit plans for two years,

    - outplacement services,

    - a lump sum payment for the value of forfeited stock incentives, and

    - a lump sum payment for the unvested portion of all other deferred benefits and a full gross-up payment for excise taxes.

    If the Company terminates the executive's employment for cause or the executive terminates without good reason or outside the 60-day window described above, no special severance is provided under the agreements. In the event of a change of control, the executives have agreed not to compete with the Company for a period of one year regardless of the reason for termination. In addition, the executives have made certain nonsolicitation and nondisparagement agreements for a three-year period following termination prior to a change in control and for a one-year period following termination after a change in control.

    The DAMARK 401(k) Retirement Plan (the "Retirement Plan") is an employee savings plan qualified under Section 401(k) of the Internal Revenue Code of 1954. The Retirement Plan covers substantially all employees of the Company who have attained age 21 and have completed at least one year of service, as defined. Under the plan, employees generally may elect to make, subject to limitations, pre-tax salary reduction contributions of up to 20% of their annual base salary. The Company's matching contribution to the Retirement Plan is currently 25% of the employees' contribution, subject to certain limitations. Although the Retirement Plan also allows the Company to make certain discretionary contributions, no such contributions were made in 2000, 1999 or 1998.

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

    On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court. The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws. The Company is vigorously defending the allegations both on the merits and in regard to class status and a motion to dismiss this case is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

    In addition to the foregoing, the Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by

                           DAMARK INTERNATIONAL, INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED) insurance or are otherwise provided for and the ultimate outcome of such matters will not have a material effect on the financial position or operations of the Company.

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

    During the fourth quarter of 1998, in response to actual and projected net losses incurred during prior and future periods and in accordance with SFAS No. 121, the Company performed a review of its long-lived assets for potential impairment. As a result, the Company recorded asset impairment charges of $6.2 million related to goodwill and $0.8 million relating to other impaired long-lived assets such as furniture and fixtures and computer hardware. Also, during the fourth quarter of 1998, in connection with the Company's ongoing review of its Year 2000 compliance status, approximately $2.3 million of internally developed software was identified as obsolete and without future value to the Company. Finally, the Company completed the renovation of its corporate headquarters during fourth quarter 1998 and wrote off approximately $0.5 million of unamortized leasehold improvements no longer in use. On a restated basis (see Note 2), $2.4 million of the total charge was included in continuing operations while the remaining $7.4 million of the charge was allocated to discontinued operations.

    The write-down of goodwill eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired due to the Company's inability to generate future operating income from catalog mailings under the COMB name without substantial additional investment to revive this brand.

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, will be effective for the Company beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DAMARK International, Inc.:

    We have audited the accompanying consolidated balance sheets of DAMARK International, Inc. (a Minnesota corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended
December 31, 2000. The consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DAMARK International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

    As discussed in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for membership revenues to reflect the adoption of Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 27, 2001

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               2000
                                                         -------------------------------------------------
                                                           FIRST        SECOND       THIRD        FOURTH
                                                          QUARTER      QUARTER      QUARTER      QUARTER
                                                         ----------   ----------   ----------   ----------
                                                         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS EXCEPT PER
                                                                          SHARE AMOUNTS)
Net revenues...........................................   $ 36,139      $34,044      $31,766     $ 33,991
Income from continuing operations before cumulative
  effect of change in accounting.......................      7,197        5,965        2,757        1,062
Discontinued operations, net...........................    (19,157)     (14,783)      (6,020)     (23,229)
Cumulative effect of change in accounting, net.........    (14,201)      --           --           --
Net loss...............................................    (26,161)      (8,818)      (3,263)     (22,167)
Preferred stock related charges........................     --           --           (1,989)        (797)
                                                          --------      -------      -------     --------
Net loss available to common stockholders..............   $(26,161)     $(8,818)     $(5,252)    $(22,964)
                                                          ========      =======      =======     ========
Basic and diluted income (loss) per common share:
  Income from continuing operations before cumulative
    effect of change in accounting.....................   $   1.27      $  1.00      $   .46     $   0.23
  Discontinued operations, net of tax..................      (3.39)       (2.53)       (1.03)       (4.01)
  Cumulative effect of change in accounting, net of
    tax................................................      (2.52)      --           --           --
  Preferred stock related charges......................     --           --            (0.34)       (0.14)
                                                          --------      -------      -------     --------
Net loss available to common stockholders..............   $  (4.64)     $ (1.53)     $ (0.91)    $  (3.92)
                                                          ========      =======      =======     ========

                                                                               1999
                                                         -------------------------------------------------
                                                           FIRST        SECOND       THIRD        FOURTH
                                                          QUARTER      QUARTER      QUARTER      QUARTER
                                                         ----------   ----------   ----------   ----------
                                                         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS EXCEPT PER
                                                                          SHARE AMOUNTS)
Net revenues...........................................   $ 25,078      $34,554      $35,996     $ 42,560
Income from continuing operations......................      2,515        4,556        3,735        8,497
Discontinued operations, net...........................     (3,421)      (5,992)      (6,128)      (2,526)
Net (loss) income......................................   $   (906)     $(1,436)     $(2,393)    $  5,971
                                                          ========      =======      =======     ========
Basic income (loss) per common share:
  Income from continuing operations....................   $   0.44      $  0.76      $  0.61     $   1.55
  Discontinued operations, net of tax..................      (0.59)       (1.00)       (1.01)       (0.47)
                                                          --------      -------      -------     --------
Net (loss) income available to common stockholders.....   $  (0.15)     $ (0.24)     $ (0.40)    $   1.08
                                                          ========      =======      =======     ========
Diluted (loss) income per common share:
  Income from continuing operations....................   $   0.44      $  0.76      $  0.61     $   1.43
  Discontinued operations, net of tax..................      (0.59)       (1.00)       (1.01)       (0.44)
                                                          --------      -------      -------     --------
Net (loss) income......................................   $  (0.15)     $ (0.24)     $ (0.40)    $   0.99
                                                          ========      =======      =======     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding members of the Company's Board of Directors is included under the captions "Election of Directors--Information Concerning Nominees and Directors" and "Section 16(a) Reporting" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

    Set forth below are the executive officers of the Company as of March 30, 2001, their ages, titles, the date first appointed as an officer of the Company and employment history for the past five years:

           NAME                AGE                             TITLE
- ---------------------------  --------   ---------------------------------------------------
George S. Richards              36      Chairman, President and Chief Executive Officer
Kim M. Mageau                   43      Senior Vice President, Chief Financial Officer and
                                        Treasurer
Stephen P. Letak                46      Vice President and Secretary
Rodney C. Merry                 44      Senior Vice President and Chief Information Officer
Richard A. Thonet               46      Vice President of Marketing Solutions
Michael T. McGowan              37      Vice President of Marketing
Michael T. DelViscio            52      Vice President of Merchandising

    Executive officers of the Company are elected at the discretion of the Board with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

    MR. RICHARDS has been the Company's Chairman, President and Chief Executive Officer since February 2001, and President and Chief Operating Officer since September 1998. Mr. Richards has served in various executive capacities of Damark since 1995. Prior to that, Mr. Richards held a variety of senior management positions at Montgomery Ward Direct and Sears, Roebuck & Co. and was a Senior Consultant in the Consumer Interest Group practice at McKinsey & Company, Inc. in New York and Chicago.

    MS. MAGEAU has served as Senior Vice President and CFO of Damark International, Inc. since July 2000. She came to Damark from Deluxe Corporation where she served in the roles of Assistant Treasurer and subsequently as Vice President of Finance and CFO at Deluxe Direct. Her latest position was Acting COO/CIO of Deluxe's recently spun-off subsidiary, eFunds.

    MR. LETAK has been the Company's Vice President and Secretary since February 2001 and has served as Vice President and Chief Financial Officer of the Company's subsidiary, ClickShip Direct, Inc., since February 2000. From September 1998 to February 2000, Mr. Letak served as the Company's Executive Vice President, Chief Financial Officer and Secretary. From August 1987 to September 1998, Mr. Letak served in various capacities as an officer of Berkley Administrators, a division of W.R. Berkley Corporation, most recently as President.

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

    MR. THONET has served as Vice President of Marketing Solutions for Damark since January 2001. From December 1997 to January 2001, he served as Vice President of Credit and Financial Services. Mr. Thonet joined the company in July of 1996 as Director of Credit Marketing. Before joining Damark, he served as the Director of Credit Marketing at Fingerhut Companies beginning in January 1990.

    MR. MCGOWAN has been Vice President of Marketing since January 1999. During this time he has also assumed various responsibilities for Catalog Marketing and Call Center Operations. From January 1998 through December 1998, he served as Director of Membership Marketing, Business Development and Ancillary Services. Mr. McGowan joined Damark in November 1996 as Manager of Membership Marketing and Ancillary Services. Prior to Damark, Mr. McGowan served as Manager of Catalog Marketing and Ancillary Services at Montgomery Ward Direct L.P.

    MR. DEL VISCIO joined Damark in February 1999 as Vice President of Merchandising. Prior to Damark, he served as President and Chief Executive Officer of Head to Toe, a division of ACI Capital, from January 1997 through February 1999. From May 1994 through January 1997, Mr. Del Viscio was Senior Vice President of the Penn Traffic Company.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is included under the captions "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's securities is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related party transactions is included under the captions "Election of Directors--Certain Relationships and Related Transactions" and Executive Compensation and Other Information-- Employment Contracts, Severance and Change in Control Arrangements" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF FORM 10-K REPORT

           (1) FINANCIAL STATEMENTS: The consolidated financial statements of the Company are included herein as Part II. Item 8.

           (2) FINANCIAL STATEMENT SCHEDULES: For the fiscal years ended December 31, 2000, 1999 and 1998, Schedule II. Valuation and Qualifying Accounts.

           (3) EXHIBITS: The exhibits required to be a part of this Report are listed in the Exhibit Index that follows the signature page included herein. A copy of these exhibits will be furnished to any person at a reasonable cost upon receipt of a written request. Such request should be sent to Provell, 301 Carlson Parkway, Suite 201, Minneapolis,
       Minnesota 55305, Attention: Investor Relations.

    (b) REPORTS ON FORM 8-K

        The registrant did not file any reports on Form 8-K during the quarter ended December, 31, 2000.

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

                                                          DAMARK INTERNATIONAL, INC.

April 2, 2001                                                        /s/ GEORGE S. RICHARDS
                                                          -------------------------------------------
                                                                       George S. Richards
                                                            CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                            OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               /s/ GEORGE S. RICHARDS                 Chairman, President, Chief Executive    April 2, 2001
        ------------------------------------          Officer and Director (Principal
                 George S. Richards                   Executive Officer)

                 /s/ KIM M. MAGEAU                    Senior Vice President and Chief         April 2, 2001
        ------------------------------------          Financial Officer (Principal Financial
                   Kim M. Mageau                      and Accounting Officer)

                         *                            Director                                April 2, 2001
        ------------------------------------
                    Mark A. Cohn

                         *                            Director                                April 2, 2001
        ------------------------------------
                   Ralph Strangis

                         *                            Director                                April 2, 2001
        ------------------------------------
                 Stephen J. Hemsley

*By:             /s/ GEORGE S. RICHARDS                                                      April 2, 2001
             -------------------------------
                   George S. Richards
                    ATTORNEY IN FACT

* George S. Richards, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of such directors.

                           DAMARK INTERNATIONAL, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

          FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

              COLUMN A                   COLUMN B            COLUMN C            COLUMN D         COLUMN E
- -------------------------------------  ------------   -----------------------   ----------      -------------
                                        BALANCE AT    CHARGED TO   CHARGED TO
                                       BEGINNING OF   COSTS AND      OTHER                       BALANCE AT
DESCRIPTION                               PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      END OF PERIOD
- -----------                            ------------   ----------   ----------   ----------      -------------
Accrued membership returns
2000.................................     $16,911      $139,640       $983(a)   $(117,195)(b)      $40,339
1999.................................      16,687        67,195      --           (66,971)(b)       16,911
1998.................................       3,648        44,230      --           (31,191)(b)       16,687
Reserve for wind-down of discontinued
  operations
2000.................................      --            23,108      --            --               23,108
1999.................................      --            --          --            --               --
1998.................................      --            --          --            --               --

- ------------------------

(a) Adjustment relates to the initial adoption of SAB 101 and reclassification between accrued returns and deferred income.

(b) Membership fee refunds and product returns are charged against the reserve.

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                          PAGE IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
   REGULATION S-K                                                                          SYSTEM
    EXHIBIT TABLE                                                                     (* INCORPORATED
      REFERENCE                              TITLE OF DOCUMENT                         BY REFERENCE)
- ---------------------                        -----------------                        ----------------
   3.1                  Restated Articles of Incorporation of the Registrant (filed       *
                          as Exhibit 3 to the Company's Registration Statement on
                          Form S-1 (No. 33-45056))

   3.2                  Article IV of the Restated Articles of Incorporation of the       *
                          Registrant (filed as Exhibit 4.1 to the Company's
                          Registration Statement on Form S-1 (No. 33-45056))

   3.3                  Amended and restated Bylaws of the Registrant (filed as           *
                          Exhibit 3.2 to the Registrant's Quarterly Report on Form
                          10-Q for the fiscal quarter ended June 27, 1998)

   3.4                  Certificate of Designation, Preferences and Rights for            *
                          Series D Stock (filed as Exhibit 3.1 to Form 8-K report
                          dated October 2, 2000).

   3.5                  Form of 10% Senior Convertible Note (filed as Exhibit 3.1 to      *
                          Form 8-K report dated March 2, 2001)

   3.6                  Certificate of Designation, Preferences and Rights for            *
                          Series E Stock (filed as Exhibit 3.2 to Form 8-K report
                          dated March 2, 2001)

   4.1                  Specimen Certificate of Class A Common Stock (filed as            *
                          Exhibit 4.2 to the Company's Registration Statement on
                          Form S-1 (No. 33-45056))

   4.2                  Shareholder Rights Plan (filed as Exhibit 1 to the                *
                          Registrant's Form 8-K filed May 4, 1998)

   4.3                  First Amendment to Shareholder Rights Plan (filed as Exhibit      *
                          4 to the Company's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1998)

   4.4                  Second Amendment to Rights Agreement dated as of October 25,      *
                          1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 4 to the Company's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1999)

   4.5                  Third Amendment to Rights Agreement dated as of September         *
                          29, 2000 between the Company and Wells Fargo Bank
                          Minnesota, N.A. (filed as Exhibit 1 to Form 8-K report
                          dated October 18, 2000)

  10.1                  Facilities Lease between the Registrant and Steven B. Hoyt        *
                          (filed as Exhibit 10.2 to the Company's Registration
                          Statement on Form S-1 (No. 33-45056))

  10.2                  Sublease Agreement dated as of November 1, 1999 between the       *
                          Company and Xpedx, a division of International Paper
                          Company (filed as Exhibit 10 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended
                          December 31, 1999)

  10.3                  Securities Purchase Agreement dated September 29, 2000            *
                          (filed as Exhibit 10.1 to Form 8-K dated October 2, 2000)

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                     ANNUAL REPORT ON FORM 10-K (CONTINUED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                          PAGE IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
   REGULATION S-K                                                                          SYSTEM
    EXHIBIT TABLE                                                                     (* INCORPORATED
      REFERENCE                              TITLE OF DOCUMENT                         BY REFERENCE)
- ---------------------                        -----------------                        ----------------
  10.4                  Form of Common Stock Purchase Warrant (filed as Exhibit 10.2      *
                          to Form 8-K dated October 2, 2000)

  10.5                  Registration Rights Agreement dated September 29, 2000            *
                          (filed as Exhibit 10.3 to Form 8-K dated October 2, 2000)

  10.6                  Securities Purchase Agreement dated February 26, 2001 (filed      *
                          as Exhibit 10.1 to Form 8-K dated March 2, 2001).

  10.7                  Amendment to Securities Purchase Agreement dated March 26,        *
                          2001 (filed as Exhibit 10.4 to Form 8-KA dated March 29,
                          2000).

  10.8                  Registration Rights Agreement dated February 26, 2001 (filed      *
                          as Exhibit 10.2 to Form 8-K dated March 2, 2001).

  10.9                  Escrow Agreement dated February 26, 2001 (filed as Exhibit        *
                          10.3 to Form 8-K dated March 2, 2001).

  10.10                 Escrow Agreement dated Februry 28, 2001 (filed as Exhibit         *
                          10.3 to Form 8-KA dated March 29, 2000)

  10.11                 1991 Stock Option Plan (filed as Exhibit 10.3 to the              *
                          Company's Registration Statement on Form S-1 (No.
                          33-45056))

  10.12                 Loan and Security Agreement, dated as of March 27, 2001, by and among the Registrant and Foothill Capital Corporation
                          as Arranger and Administrative Agent for Lenders named
                          therein.

  10.13                 Amended 1991 Stock Option Plan (filed as Exhibit 10 to the        *
                          Company's Annual Report on Form 10-K for the fiscal year
                          ended December 31, 1998)

  10.14                 Nonqualified Stock Option Agreement for Ralph Strangis            *
                          (filed as Exhibit 10.12 to the Company's Registration
                          Statement on Form S-1 (No. 33-45056))

  10.15                 Amendment to Stock Option Agreement, dated February 22,
                          2001, for Ralph Strangis

  10.16                 Nonqualified Stock Option Agreement, dated June 16, 1997,         *
                          for Stephen J. Hemsley (filed as Exhibit 4.3 to the
                          Company's Registration Statement on Form S-8
                          (No. 333-31773))

  10.17                 Amendment to Stock Option Agreement, dated February 22,
                          2001, for Stephen J. Hemsley

  10.18                 Nonqualified Stock Option Agreement, dated May 10, 1995, for      *
                          Ralph Strangis (filed as Exhibit 10.1 to the Company's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995)

  10.19                 Amendment to Stock Option Agreement, dated February 22,
                          2001, for Ralph Strangis

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                     ANNUAL REPORT ON FORM 10-K (CONTINUED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                          PAGE IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
   REGULATION S-K                                                                          SYSTEM
    EXHIBIT TABLE                                                                     (* INCORPORATED
      REFERENCE                              TITLE OF DOCUMENT                         BY REFERENCE)
- ---------------------                        -----------------                        ----------------
  10.20                 Nonqualified Stock Option Agreement, dated December 17,           *
                          1998, for Stephen J. Hemsley (filed as Exhibit 10 to the
                          Company's Annual Report on Form 10-K for the fiscal year
                          ended December 31, 1998)

  10.21                 Amendment to Stock Option Agreement, dated February 22,
                          2001, for Stephen J. Hemsley

  10.22                 Amendment of Nonqualified Stock Option Agreement, dated           *
                          February 10, 1999, for Stephen J. Hemsley (filed as
                          Exhibit 10 to the Company's Annual Report on Form 10-K for
                          the fiscal year ended December 31, 1998)

  10.23                 Assignment of Stock Option Agreement, dated as of January         *
                          30, 1998 between Mark A. Cohn and the Company (filed as
                          Exhibit 10 to the Company's Annual Report on Form 10-K for
                          the fiscal year ended December 31, 1997)

  10.24                 Stock Option Agreement (Non-Statutory Options) for Mark A.        *
                          Cohn dated January 30, 1998 (filed as Exhibit 10 to the
                          Company's Annual Report on Form 10-K for the fiscal year
                          ended December 31, 1997)

  10.25                 Amended and Restated Employment Agreement, dated January 2,       *
                          1998 between the Company and Mark A. Cohn (filed as
                          Exhibit 10 to the Company's Annual Report on Form 10-K for
                          the fiscal year ended December 31, 1997)

  10.26                 Separation Agreement between the Registrant and Mark A.
                          Cohn, dated as of February 26, 2001.

  10.27                 Shareholder Agreement among the Registrant and Mark A. Cohn,      *
                          dated August 12, 1992 (filed as Exhibit 10.2 to the
                          Company's Annual Report on Form 10-K for the fiscal year
                          ended December 31, 1992)

  10.28                 DAMARK International, Inc. Deferred Compensation Plan for         *
                          Non-Employee Directors (filed as Exhibit 4.3 to the
                          Company's Registration Statement on Form S-8 (No.
                          333-16139))

  10.29                 DAMARK International, Inc. Non-Employee Director Stock            *
                          Purchase Plan (filed as Exhibit 10 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 31,
                          1997)

  10.30                 Restated 1998 DAMARK International, Inc. Non-Employee             *
                          Director Stock Purchase Plan (filed as Exhibit 10 to the
                          Company's Annual Report on Form 10-K for the fiscal year
                          ended December 31, 1998)

  10.31                 Change of Control, Confidentiality and Noncompete Agreement       *
                          dated as of February 19, 1999 between the Company and
                          Stephen P. Letak (filed as Exhibit 10 to the Company's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1999)

                           DAMARK INTERNATIONAL, INC.

                                EXHIBIT INDEX TO

                     ANNUAL REPORT ON FORM 10-K (CONTINUED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                          PAGE IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
   REGULATION S-K                                                                          SYSTEM
    EXHIBIT TABLE                                                                     (* INCORPORATED
      REFERENCE                              TITLE OF DOCUMENT                         BY REFERENCE)
- ---------------------                        -----------------                        ----------------
  10.32                 First Amendment to Change of Control, Confidentiality and         *
                          Noncompete Agreement dated as of April 19, 1999 between
                          the Company and Stephen P. Letak (filed as Exhibit 10 to
                          the Company's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 1999)

  10.33                 Severance, Confidentiality and Noncompete Agreement dated as      *
                          of February 19, 1999 between the Company and Stephen P.
                          Letak (filed as Exhibit 10 to the Company's Annual Report
                          on Form 10-K for the fiscal year ended December 31, 1999)

  10.34                 Change of Control, Confidentiality and Noncompete Agreement       *
                          dated as of March 2, 1998 between the Company and Rodney
                          C. Merry (filed as Exhibit 10 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 31,
                          1999)

  10.35                 First Amendment to Change of Control, Confidentiality and         *
                          Noncompete Agreement dated as of April 19, 1999 between
                          the Company and Rodney C. Merry (filed as Exhibit 10 to
                          the Company's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 1999)

  10.36                 Severance, Confidentiality and Noncompete Agreement dated as      *
                          of March 2, 1998 between the Company and Rodney C. Merry
                          (filed as Exhibit 10 to the Company's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1999)

  10.37                 Change of Control, Confidentiality and Noncompete Agreement
                          dated as of June 22, 2000 between the Company and Kim
                          Mageau

  10.38                 Special Bonus Agreement between the Registrant and Kim
                          Mageau, dated February 26, 2001

  10.39                 Special Bonus Agreement between the Registrant and Michael
                          McGowan, dated February 26, 2001

  21                    Subsidiaries of DAMARK International, Inc. (filed as Exhibit      *
                          21 to the Company's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1996)

  23                    Consent of Arthur Andersen LLP

  24                    Powers of Attorney