Form 10-Q
period 2001-03-31
PROVELL INC
filed 2001-05-15
CIK 883324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-19902

Provell, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1551116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Carlson Parkway, Suite 201 Minneapolis, Minnesota 55305 (Address of principal executive offices)	952-258-2000 (Registrant’s telephone number including area code)

Damark International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

On May 8 2001, there were 6,016,097 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PROVELL, INC.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended
	March 31, 2001	April 1, 2000
	(Amounts in thousands except per share data)

Net revenues	$32,948	$36,139
Costs and expenses:
Operating and marketing expenses	33,932	20,232
General and administrative expenses	5,504	4,537
Total costs and expenses	39,436	24,769
Operating (loss) income	(6,488)	11,370
Other income (expense), net	7	(56)
(Loss) income before interest, income taxes and other	(6,481)	11,314
Interest expense	129	—
Amortization of discount on Senior Convertible Notes	11,485	—
(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting	(18,095)	11,314
Income tax benefit (provision)	2,266	(4,117)
(Loss) income from continuing operations before cumulative effect of change in accounting	(15,829)	7,197
Loss from discontinued operations, net of taxes of $10,959	—	(19,157)
Cumulative effect of change in accounting, net of taxes of $8,703	—	(14,201)
Net loss	(15,829)	(26,161)
Preferred stock dividends and amortization	(790)	—
Net loss available to common shareholders	$(16,619)	$(26,161)
Basic and diluted loss per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting	$(2.69)	$1.27
Discontinued operations, net of tax	—	(3.39)
Cumulative effect of change in accounting, net of tax	—	(2.52)
Preferred stock dividends and amortization	(0.13)	—
Net loss available to common shareholders	$(2.82)	$(4.64)
Weighted average common shares outstanding	5,892	5,643

See accompanying condensed notes to consolidated financial statements.

PROVELL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2001	December 31, 2000
	(Dollars in thousands except per share data)
Current Assets:
Cash and cash equivalents	$5,925	$13,107
Restricted cash	3,134	—
Trade accounts receivable, net	28,581	39,586
Deferred membership solicitation costs	64,322	57,136
Deferred income taxes	26,490	26,490
Other	2,761	1,731
Total current assets	131,213	138,050
Property and equipment, net	4,218	3,959
Other assets, net	1,660	50
Noncurrent deferred income taxes	16,931	14,665
Total assets	$154,022	$156,724
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Borrowings under revolving credit facility	$—	$5,150
Senior Convertible Notes, net of unamortized discount of $2,715	11,614	—
Accounts payable	22,250	20,387
Accrued liabilities	51,954	56,601
Deferred membership revenue	55,998	55,683
Net liabilities of discontinued operations, current	18,485	23,830
Total current liabilities	160,301	161,651
Net liabilities of discontinued operations, long term	2,877	2,696
Commitments and Contingencies (Note 7)
Series D redeemable convertible preferred stock, liquidation preference $25,000, net of unamortized discount of $3,117 and $3,583, respectively	16,883	16,417
Series E convertible preferred stock, $.01 par, 210,000 shares authorized; none issued or outstanding	—	—
Shareholders’ Deficit:
Class A Common Stock, $.01 par, 20 million shares authorized; 5,896,104 and 5,857,019 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	59	58
Class B Common Stock, $.01 par, 2 million shares authorized; none issued or outstanding	—	—
Series C Junior Participating Preferred Stock, $.01 par, 400,000 shares authorized; none issued or outstanding	—	—
Paid-in capital	72,263	58,594
Common stock warrants	2,800	2,800
Preferred stock dividends payable	325	165
Accumulated deficit	(101,486)	(85,657)
Total shareholders’ deficit	(26,039)	(24,040)
Total liabilities and shareholders’ deficit	$154,022	$156,724

See accompanying condensed notes to consolidated financial statements.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31, 2001	April 1, 2000
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss available to common shareholders	$(16,619)	$(26,161)
Adjustments to reconcile net loss to net cash used for continuing operations:
Discontinued operations, net of tax	—	19,157
Cumulative effect of accounting change, net of tax	—	14,201
Preferred stock dividends and amortization	790	—
Depreciation and amortization	590	294
Amortization of note discount	11,485	—
Interest expense on Senior Convertible Notes	129	—
Deferred income taxes	(2,266)	4,117
Loss on disposal of property and equipment	—	19
Changes in working capital items:
Trade accounts receivable, net	11,005	2,812
Deferred costs and other current assets	(7,308)	2,510
Accounts payable and accrued liabilities	(3,508)	(8,301)
Deferred membership revenue	315	(12,647)
Net cash used for operating activities	(5,387)	(3,999)
INVESTING ACTIVITIES:
Property and equipment additions, net	(609)	(466)
Other, net	—	(12)
Net cash used for investing activities	(609)	(478)
FINANCING ACTIVITIES:
(Repayments) borrowings under revolving credit facility, net	(5,150)	13,731
Net proceeds from issuance of Senior Convertible Notes	9,999	—
Payment of loan origination fee	(900)	—
Dividends paid	(165)	—
Net proceeds from exercise of stock options	35	1,602
Net cash provided by financing activities	3,819	15,333
Net cash used for discontinued operations	(5,005)	(14,103)
Net decrease in cash and cash equivalents	(7,182)	(3,247)
Cash and cash equivalents, beginning of period	13,107	3,927
Cash and cash equivalents, end of period	$5,925	$680
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$195	$218
Income taxes paid during the period	—	1,874
Non-cash increase in restricted cash and Senior Convertible Notes	3,134	—
Non-cash increase in note discount and paid-in capital for beneficial conversion feature	14,200	—

See accompanying condensed notes to consolidated financial statements.

PROVELL, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

             The unaudited consolidated financial statements included herein have been prepared by Provell, Inc., formerly Damark International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K filed with the SEC.

             The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period.  As a result, the operating results for the first quarter in 2001 and 2000 included 90 and 92 days, respectively.  Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

Note 2. Revenue and Solicitation Costs Recognition

             The Company adopted Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (“SAB 101”) effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes).  Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months.  The allowance for returns is based on the Company’s most recent return experience and is updated each quarter.  Most of the Company’s members can return their memberships at any time prior to expiration of the membership term and receive either a pro-rated or full refund for the remaining portion of the membership period.

             In accordance with SAB 101, the cost of membership kits and vouchers are expensed when distributed.  Direct response advertising costs (i.e., telemarketing and direct mail), refundable fees for commissions paid to clients and transaction processing costs, net of expected refunds, are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized.  Other direct and indirect costs incurred with enrolling customers are expensed when incurred.  Deferred membership solicitation costs incurred to obtain new members are generally less than the associated fees.  However, if deferred membership solicitation costs were to exceed expected membership fees, an adjustment would be made to the extent of any impairment.

             Activity in the deferred membership revenue and accrued membership returns accounts for the first quarters of 2001 and 2000 is summarized as follows (in thousands):

	Balance at Beginning of Period	Additions	Reductions	Adjustments (1)	Balance at End of Period
Deferred membership revenue:
2001	$55,683	32,393	(29,935)	(2,143)	$55,998
2000	$24,749	17,814	(32,286)	37,790	$48,067
Accrued membership returns:
2001	$40,339	49,580	(60,371)	2,089	$31,637
2000	$16,911	31,073	(30,189)	8,706	$26,501

(1) Adjustments relate primarily to the initial adoption of SAB 101 in 2000 and reclassifications between accrued returns and deferred revenue.

             During the first quarter of 2000, the Company recognized $16.8 million of net revenue which was included as a component of the “cumulative effect of change in accounting” adjustment.

Note 3. Discontinued Operations

             In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and related merchandising activities. The wind-down was substantially completed by the end of the second quarter of 2000 and catalog mailings are now limited to members of the Company’s shopping clubs.  The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into a subsidiary named ClickShip Direct, Inc. (“ClickShip”), which was formed in January 2000. The Company had planned to separate ClickShip as an independent company.  In December 2000, the Company announced that substantial negative changes in capital market conditions prevented the Company from obtaining sufficient capital to permit a spin-off of ClickShip to shareholders on an acceptable basis and the Company therefore adopted a plan to liquidate the ClickShip business.  Accordingly, both the former non-member catalog business and ClickShip, as well as specific items reported under the corporate segment, were reported as discontinued operations at March 31, 2001 and December 31, 2000.  The prior year consolidated financial statements have been restated to report separately the net liabilities and operating results of the discontinued businesses.  Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the “Catalog Retail” segment.

             Net liabilities of discontinued operations include the following (in thousands):

Assets:	March 31, 2001	December 31, 2000
Net current assets	$666	$1,909
Property and equipment, net of estimated loss on disposal	500	500
Lease deposit and other	1,939	2,312
Note receivable from former officer	891	871
Liabilities:
Accounts payable	(6,944)	(6,529)
Future lease obligations	(5,599)	(6,906)
Operating losses through disposal date	(716)	(4,000)
Interest	(1,822)	(1,300)
Other wind-down related expenses	(10,277)	(13,383)
Net liabilities of discontinued operations	(21,362)	(26,526)
Less: Current portion	(18,485)	(23,830)
Net liabilities of discontinued operations, long term	$(2,877)	$(2,696)

            The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate and is secured by future payments owing to the former officer.

            Summary operating results of the discontinued operations for the quarter ended April 1, 2000 are as follows (in thousands):

Net revenues	$39,383
Operating loss	(29,845)
Interest expense and other	(271)
Loss before taxes	(30,116)
Tax benefit	10,959
Net loss	$(19,157)

Note 4. Income (Loss) Per Share

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

             At March 31, 2001 and April 1, 2000, options to purchase 2.2 million and 1.5 million shares of the Company’s Class A Common Stock (the “Common Stock”), respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.  At March 31, 2001, 7.7 million shares issuable upon conversion of the Series D preferred stock and exercise of the related common stock warrants and 4.8 million shares issuable upon conversion of the Senior Convertible Notes/Series E Preferred Stock were also excluded from the calculation of diluted loss per share.

Note 5. Financing Arrangements

             In February 2001, the Company terminated its $10.0 million commercial credit facility which was available for working capital and general corporate needs.  Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

             On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  This facility expires on September 27, 2002, and is available for working capital and general corporate needs.  Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% and are secured by all assets of the Company.   The credit facility includes covenants which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth.  In addition to such covenants, the lender may call for payment of the entire outstanding balance if the Senior Convertible Notes issued by the Company in February 2001 (see Note 6) are not converted to Series E Preferred Stock prior to January 5, 2002.  As of March 31, 2001, the Company was in compliance with all covenant requirements and had no amounts outstanding under the credit facility.

Note 6. Senior Convertible Notes

             On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002.  The Senior Convertible Notes are convertible into the Company's Series E Preferred Stock upon satisfaction of certain conditions.  The Senior Convertible Notes and Series E Preferred Stock are convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events.  The number of shares issuable upon conversion of the Senior Convertible Notes is limited to 19.99% of the outstanding common shares until certain shareholder approvals have been obtained. The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, will be held in escrow until certain shareholder approvals have been obtained and a registration statement covering the resale of the common shares upon conversion of the Senior Convertible Notes is effective.  When these conditions are satisfied, the Senior Convertible Notes will automatically convert at the outstanding balance into shares of the Company's Series E Preferred Stock with a stated value of $100 per share.   As of March 31, 2001, $3.1 million was held in escrow and is reported on the Company’s balance sheet as “restricted cash.”

             Because the conversion price on the notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the note obligation.  The discount is being amortized ratably over the term of the note using the effective interest method.  During the first quarter of 2001, the Company recorded a charge of $11.5 million, or $1.95 per share, of amortization expense pertaining to the note discount which is not deductible for tax return purposes.

             The Senior Convertible Notes and the Series E Preferred Stock are redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Class A Common Stock issuable upon conversion of the Senior Convertible Notes or Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Senior Convertible Notes and the Certificate of Designations for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

Note 7. Legal Proceedings

             On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court.  The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws.  The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status.  The case is currently in the early stages of discovery.  Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             On April 17, 2001, a complaint styled as a class action was filed in Federal District Court in Minnesota against the Company on behalf of four former ClickShip employees, alleging that the Company failed to follow legal requirements for notice to employees and payment of wages and bonuses prior to the shutdown of ClickShip’s business.  The Company believes it has strong factual and legal defenses and intends to vigorously defend the allegations.  Although the matter is at an early stage, management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

PROVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

             Provell develops, markets, and manages leading edge membership and customer relationship management programs.  The Company’s proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and finance.

Results of Continuing Operations

             Gross new member acquisitions during the first quarter of 2001 increased 52.2% over the comparable prior year period from 0.7 million in 2000 to 1.1 million in 2001.  At March 31, 2001 the Company’s membership count was 2.6 million members as compared to 2.3 million members at April 1, 2000, a 13% increase.  The significant increase in membership acquisitions was driven by the Company’s effort to grow its membership base and replace membership acquisition leads lost due to the wind-down of its non-member catalog retail business through increasing revenues, programs and relationships with large consumer list owners (“clients”).  The Company significantly expanded its client roster and now serves several of the nation’s largest credit card issuers, as well as a number of premier consumer marketing organizations.  Member acquisition from new client business accounted for 98% of the new member acquisitions in 2001, as compared to 67% in 2000.

             Net revenues before the deferral adjustment were $30.4 million for the first quarter of 2001, a 62.6% increase over the prior year first quarter amount of $18.7 million.  The significant increase resulted from the Company’s aggressive efforts to expand its client business and from higher average membership fees.  The average membership fee in the first quarter of 2001 was $78 compared to $60 for the first quarter of 2000.  First quarter 2001 net revenues were $32.9 million as compared to $36.1 million in 2000. The decline in net revenues in 2001 as compared to 2000 was due primarily to a significant build up of deferred revenues in response to significantly increased membership acquisition levels.

              The Company reported an operating loss of $6.5 million for the first quarter of 2001 as compared to operating income of $11.3 million for the prior year comparable period.   The loss reported in 2001 is the result of two factors, rapid membership acquisition growth during first quarter 2001, which generally generates losses in year one of a membership investment, and an ongoing trend in the market toward front end loaded commission structures.  Operating results can also be significantly impacted by the mix of acquisition and renewal revenues in a given period.  During the first quarter of 2001, 80.7% of gross revenues were generated by new member acquisitions versus 61.8% during the first quarter of 2000.  The Company continued to build its book of renewal business in the first quarter of 2001 reducing its reliance on the former Damark house file.  The house file accounted for 48% of gross renewal revenue in the first quarter of 2001 as compared to 73% in the comparable quarter of 2000.

             Net losses of $16.6 million and $26.2 million were reported for the first quarters of 2001 and 2000, respectively.  First quarter 2001 net results were significantly impacted by an $11.5 million non-cash charge for amortization of the note discount related to the private placement of Senior Convertible Notes in February 2001.  First quarter 2000 earnings included $19.2 million of operating losses, net of taxes, from the Company’s discontinued operations and a $14.2 million after tax non-cash charge related to the cumulative effect of adopting Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements.

             The Company’s effective tax rate was 12.5% in 2001 and 36.4% in 2000.  The net loss for the first quarter of 2001 included a non-deductible charge of $11.6 million for the amortization of discount and interest associated with the Senior Convertible Notes which will be treated as a permanent difference for tax purposes.  The effective tax rate excluding this charge was 35.0%.

             As of March 31, 2001, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $43.4 million.  Despite incurring net losses in recent quarters and becoming subject to limitations on net operating loss (NOL) utilization, the Company has not recorded a deferred tax valuation allowance since management believes that it is more likely than not that its operating strategies will allow the Company to generate sufficient taxable income in current and future years to realize this asset.  Should the Company’s operating strategies fail to produce sufficient current and future taxable income, or if future changes in circumstances further limit NOL utilization, the Company will record a valuation allowance in the appropriate future reporting period for all or a portion of its net deferred tax asset, as required by generally accepted accounting principles.

Discontinued Operations

             The aggregate loss from discontinued operations for the first quarter of 2000 was $19.2 million, net of taxes of $11.0 million, and included losses from the Company’s non-member catalog marketing and merchandising activities and from its subsidiary ClickShip as well as certain corporate expenses.

            Summary operating results of the discontinued operations for the quarter ended April 1, 2000 are as follows (in thousands):

Net revenues	$39,383
Operating loss	(29,845)
Interest expense and other	(271)
Loss before taxes	(30,116)
Tax benefit	10,959
Net loss	$(19,157)

             Net liabilities of discontinued operations include the following (in thousands):

Assets:	March 31, 2001	December 31, 2000
Net current assets	$666	$1,909
Property and equipment, net of estimated loss on disposal	500	500
Lease deposit and other	1,939	2,312
Note receivable from former officer	891	871
Liabilities:
Accounts payable	(6,944)	(6,529)
Future lease obligations	(5,599)	(6,906)
Operating losses through disposal date	(716)	(4,000)
Interest	(1,822)	(1,300)
Other wind-down related expenses	(10,277)	(13,383)
Net liabilities of discontinued operations	(21,362)	(26,526)
Less: Current portion	(18,485)	(23,830)
Net liabilities of discontinued operations, long term	$(2,877)	$(2,696)

             The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate and is secured by future payments owing to the former officer.

             The ClickShip operation was closed in February of 2001.  The Company funded $5.0 million of net liabilities for all discontinued operations during the first quarter of 2001 and will continue to settle obligations for the remainder of 2001, with certain amounts continuing thereafter.  As of March 31, 2001 the Company believes that its reserves established for the liquidation of its discontinued operations are adequate to cover remaining obligations.

Liquidity and Capital Resources

General

             Currently, the Company’s liquidity needs arise primarily from funding the growth of its continuing membership services business, liquidating its discontinued operations, and capital expenditures.

             At March 31, 2001, the Company’s liquidity, as measured by its working capital, was $(29.1) million.  The negative working capital balance is due primarily to two factors. First, the membership business collects membership fees early in the membership period prior to recognizing the entire fee as income and processes most membership returns within three months following collection.  As a result, the Company’s balance sheet reflects a significant non-cash liability for deferred membership revenue and a large liability for accrued returns.  These liabilities are greater than the corresponding asset for deferred membership solicitation costs.  Secondly, the Company has recorded net liabilities of $21.4 million for discontinued operations, $18.5 million of which are classified as current.  Partially offsetting these factors is a current deferred income tax balance of $26.5 million.

             Management believes that cash expected to be generated from continuing operations, proceeds from the issuance of Senior Convertible Notes (see below) and availability under its new credit facility (see below) will be sufficient to fund the operations of Provell, anticipated capital expenditures and the net liquidation costs for exiting the ClickShip business in 2001.  However, there can be no assurance that the cash generated from these sources will be sufficient to meet these funding needs.

Cash Flow

             The Company used $5.4 million of cash for operations during the first quarter of 2001 as compared to $4.0 million during the first quarter of 2000.   Aggressive management of accounts receivable in 2001 led to a reduction of $11.0 million during the quarter which was largely offset by an increase in deferred costs as a result of the Company’s accelerated marketing efforts.  Operating cash flow was also negatively impacted by a reduction in accrued liabilities, primarily accrued membership returns.

Capital Expenditures

             During the first quarter of 2001, the Company incurred capital expenditures of $0.6 million as compared to $0.5 million during the first quarter of 2000.  The investment in 2001 was primarily for enhancements to the Company’s current infrastructure and management information systems.  The prior year investment was primarily for the Company’s new corporate headquarters.  Management estimates that the Company will invest $4.0 million in capital expenditures during 2001, principally related to computer hardware and software.

Financing

             In February 2001, the Company terminated its $10.0 million commercial credit facility which was available for working capital and general corporate needs.  Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

             On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  This facility expires on September 27, 2002, and is available for working capital and general corporate needs.  Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% and are secured by all assets of the Company.   The credit facility includes covenants which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth.  In addition to such covenants, the lender may call for payment of the entire outstanding balance if the Senior Convertible Notes issued by the Company in February 2001 (see below) are not converted to Series E Preferred Stock prior to January 5, 2002.  As of March 31, 2001, the Company was in compliance with all covenant requirements and had no amounts outstanding under the credit facility.

             On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002.  The Senior Convertible Notes are convertible into the Company's Series E Preferred Stock upon satisfaction of certain conditions.  The Senior Convertible Notes and the Series E Preferred Stock are convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The number of shares issuable upon conversion of the Senior Convertible Notes is limited to 19.99% of the outstanding common shares until certain shareholder approvals have been obtained. The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, is being held in escrow until certain shareholder approvals have been obtained and a registration statement covering the resale of the common shares upon conversion of the Senior Convertible Notes is effective.  When these conditions are satisfied, the Senior Convertible Notes will automatically convert at the outstanding balance into shares of the Company's Series E Preferred Stock with a stated value of $100 per share.   As of March 31, 2001, $3.1 million was held in escrow and is reported on the Company’s balance sheet as “restricted cash.”

             Because the conversion price on the notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the note obligation.  The discount is being amortized ratably over the term of the note using the effective interest method.  During the first quarter of 2001, the Company recorded a charge of $11.5 million, or $1.95 per share, of amortization expense pertaining to the note discount.

             The Senior Convertible Notes and the Series E Preferred Stock are redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Class A Common Stock issuable upon conversion of the Senior Convertible Notes or Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Senior Convertible Notes and the Certificate of Designations for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

Seasonality

             Following the wind-down of the Catalog Retail Segment, management expects the seasonal variation in consumer demand to have less of an impact on the operations of Provell; however, as the Company enters into more marketing arrangements with retailers and catalog companies, seasonality could have a greater impact on the Company.

Inflation

             Excluding increases in postage and paper costs, inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be affected by inflation in the future.

Recently Issued Accounting Pronouncements

             The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Investments and Hedging Activities," as of January 1, 2001.  This accounting standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 had no impact on the Company's financial position or results of operations.

Forward-Looking Information

             Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. In addition to statements that are forward-looking by reason of context, the words “believe”, “expect”, “anticipate”, “intend”, “designed”, “goal”, “priority”, “will” and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including those identified below:

•	The economic outlook and its effects on credit availability, interest rates, and consumer spending patterns;
•	Adverse changes in relationships with vendors and partners who provide club benefits or process credit card transactions;
•	Inability to develop replacement shopping club programs;
•	Lower than expected membership renewal rates;
•	Higher than expected membership cancellation and return rates;
•	Inability to profitably expand in the membership services market;
•	Excessive new member acquisition costs;
•	Inability to retain existing clients and attract new clients in the membership services market;
•	Inability to develop new membership programs;
•	Effects of possible system failures and rapid changes in technology;
•	Future cash outlays to complete the wind-down of ClickShip;
•	Externally mandated changes in accounting guidelines and telemarketing practices;
•	Availability of capital on acceptable terms;
•	Availability of financing on acceptable terms; and
•	Inability to retain Nasdaq listing of the Company’s Common Stock.

             Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements made herein, all of which speak only as of the date on which they are made and as to which the Company has no obligation to update publicly.

Part II.  Other Information

Item 1. Legal Proceedings

             On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court.  The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws.  The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status.  The case is currently in the early stages of discovery.  Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             On April 17, 2001, a complaint styled as a class action was filed in Federal District Court in Minnesota against the Company on behalf of four former ClickShip employees, alleging that the Company failed to follow legal requirements for notice to employees and payment of wages and bonuses prior to the shutdown of ClickShip’s business.  The Company believes it has strong factual and legal defenses and intends to vigorously defend the allegations.  Although the matter is at an early stage, management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

             On February 27, 2001 the Company authorized the issuance of 210,000 shares of a newly created Series E Preferred Stock, stated value of $100 per share, in conjunction with the private placement of $14.2 million of Senior Convertible Notes with five investors. Shares are convertible into the Company's Class A Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The Senior Convertible Notes and the Series E Preferred Stock are redeemable at 125% of the outstanding principal amount plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Class A Common Stock issuable upon conversion of the Senior Convertible Notes or Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Senior Convertible Notes and the certificate of designations for the Series E Preferred Stock. Unless converted to Class A Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares plus accrued interest, in cash or for shares of the Company's Class A Common Stock valued at 90% of the then current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.   The Company has also entered into a registration rights agreement with the purchasers of the Series E Preferred Stock pursuant to which the Company agreed to register the resale of the shares of its Class A Common Stock that are issued upon conversion of the Series E Preferred Stock.  The Company has filed a Form S-3 registration statement with the Securities Exchange Commission for the resale of those shares of its Class A Common Stock.

Item 5. Other Information

             The Company has received notice from Nasdaq that it has not maintained the minimum stock price and minimum market value of public float requirements of Nasdaq.  The Company is exploring means of regaining compliance before July 23, 2001, the date by which Nasdaq has indicated these requirements must be addressed.

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

                           10.1      Amendment to Securities Purchase Agreement dated April 23, 2001

             (b)        Reports of Form 8-K

             The Company filed a Report on Form 8-K dated February 27, 2001 (date of the event) to report the private placement of $14.2 million in 10% Senior Convertible Notes, the termination of its bank credit line with Bank of America because the bank refused to advance funds on the credit line and the resignation of the Company’s founder and chairman.

             The Company filed a Report on Form 8-KA dated March 29, 2001 to report an amendment to the 10% Senior Convertible Notes to change the maturity date to February 4, 2002.

Signature

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVELL, INC.

Date: May 15, 2001	By:	/s/ Kim M. Mageau
Kim M. Mageau
Senior Vice President –
Chief Financial Officer