Form 10-Q
period 2001-06-30
PROVELL INC
filed 2001-08-10
CIK 883324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number: 0-19902

Provell, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1551116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Carlson Parkway, Suite 201 Minneapolis, Minnesota 55305	952-258-2000
(Address of principal executive offices)	(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

On August 9, 2001, there were 6,916,513 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(Amounts in thousands except per share data)

Net revenues	$34,793	$34,044	$67,741	$70,183

Costs and expenses:
Operating and marketing expenses	36,457	18,814	70,389	39,046
General and administrative expenses	4,588	5,606	10,092	10,143

Total costs and expenses	41,045	24,420	80,481	49,189

Operating (loss) income	(6,252)	9,624	(12,740)	20,994

Other (expense) income, net	(6)	(13)	1	(69)

(Loss) income before interest, income taxes and other	(6,258)	9,611	(12,739)	20,925

Interest expense, net	759	—	887	—
Amortization of discount on Senior Convertible Notes	2,599	—	14,084	—

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting	(9,616)	9,611	(27,710)	20,925

Income tax benefit (provision)	2,157	(3,646)	4,423	(7,763)

(Loss) income from continuing operations before cumulative effect of change in accounting	(7,459)	5,965	(23,287)	13,162
Loss from discontinued operations, net of taxes of $9,504 and $20,463, respectively	—	(14,783)	—	(33,940)
Cumulative effect of change in accounting, net of taxes of $8,703	—	—	—	(14,201)

Net loss	(7,459)	(8,818)	(23,287)	(34,979)

Preferred stock dividends and amortization	(862)	—	(1,652)	—

Net loss available to common shareholders	$(8,321)	$(8,818)	$(24,939)	$(34,979)

Basic and diluted loss per common share:
(Loss) income before interest, income taxes and other	$(1.04)	$1.67	$(2.14)	$3.67
Interest and amortization	(.56)	—	(2.51)	—
Income tax benefit (provision)	.36	(.63)	.74	(1.36)
Loss from discontinued operations, net of tax	—	(2.57)	—	(5.95)
Cumulative effect of change in accounting, net of tax	—	—	—	(2.49)
Preferred stock dividends and amortization	(.14)	—	(.28)	—

Net loss available to common shareholders	$(1.38)	$(1.53)	$(4.19)	$(6.13)

Weighted average common shares outstanding	6,016	5,761	5,954	5,702

See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2001	2000

	(Amounts in thousands except per share data)
Current Assets:
Cash and cash equivalents	$52	$13,107
Trade accounts receivable, net	35,166	39,586
Deferred membership solicitation costs	61,143	57,136
Deferred income taxes	26,490	26,490
Other	1,817	1,731

Total current assets	124,668	138,050

Property and equipment, net	4,447	3,959
Other assets, net	1,421	50
Noncurrent deferred income taxes	19,086	14,665

Total assets	$149,622	$156,724

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Borrowings under revolving credit facility	$14,176	$5,150
Accounts payable	15,111	20,387
Accrued liabilities	55,318	56,601
Deferred membership revenue	53,665	55,683
Net liabilities of discontinued operations, current	13,036	23,830

Total current liabilities	151,306	161,651

Net liabilities of discontinued operations, long-term	1,482	2,696

Series D redeemable convertible preferred stock, liquidation preference $25,000, net of unamortized discount of $2,633 and $3,583, respectively	17,367	16,417
Series E redeemable convertible preferred stock, liquidation preference $18,107, net of unamortized discount of $988	13,498	—

Commitments and contingencies (Note 7)

Shareholders’ Deficit:
Class A Common Stock, $.01 par, 77,000 and 20,000 shares authorized at June 30, 2001 and December 31, 2000, respectively; 6,016 and 5,857 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	60	58
Class B Common Stock, $.01 par, 2 million shares authorized; none issued or outstanding	--	—
Series C Junior Participating Preferred Stock, $.01 par, 400 shares authorized; none issued or outstanding	--	—
Paid-in capital	71,725	58,594
Common stock warrants	2,800	2,800
Preferred stock dividends payable	329	165
Accumulated deficit	(108,945)	(85,657)

Total shareholders’ deficit	(34,031)	(24,040)

Total liabilities and shareholders’ deficit	$149,622	$156,724

 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss available to common shareholders	$(24,939)	$(34,979)
Adjustments to reconcile net loss to net cash provided by (used for) continuing operations	:
Discontinued operations, net of tax	—	33,940
Cumulative effect of change in accounting, net of tax	—	14,201
Preferred stock dividends and amortization	1,652	—
Depreciation and amortization	1,510	413
Amortization of note discount	14,084	—
Interest expense on senior convertible note	286	—
Deferred income taxes	(4,423)	7,763
Loss on disposal of property and equipment	—	19
Changes in working capital items:
Trade accounts receivable, net	4,420	9,242
Deferred costs and other current assets	(4,342)	(2,118)
Accounts payable and accrued liabilities	(7,283)	(5,726)
Deferred membership revenue	(2,018)	(14,166)

Net cash (used for) provided by operating activities	(21,053)	8,589

INVESTING ACTIVITIES:
Property and equipment additions, net	(1,239)	(573)
Other	—	(8)

Net cash used for investing activities	(1,239)	(581)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	9,026	11,543
Net proceeds from issuance of Senior Convertible Notes/Series E Preferred Stock	13,133	—
Payment of loan origination fees	(943)	—
Dividends paid	(165)	—
Net proceeds from exercise of stock options	35	1,753

Net cash provided by financing activities	21,086	13,296

Net cash used for discontinued operations	(11,849)	(24,791)

Net decrease in cash and cash equivalents	(13,055)	(3,487)
Cash and cash equivalents, beginning of period	13,107	3,927

Cash and cash equivalents, end of period	$52	$440

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$427	$540

Income taxes paid during the period	$3	$1,874

 See accompanying condensed notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

             The unaudited consolidated financial statements included herein have been prepared by Provell, Inc., formerly Damark International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual and Quarterly Reports on Form 10-K and Form 10-Q as filed with the SEC.

             The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period.  As a result, the operating results for the first half of 2001 and 2000 included 181 and 183 days, respectively.  Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

Note 2.  Revenue and Solicitation Costs Recognition

             The Company adopted Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (“SAB 101”) effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes).  Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months.  The allowance for returns is based on the Company’s most recent return experience and is updated each quarter.   The majority of the Company’s members can return their memberships at any time prior to expiration of the membership term and receive either a pro-rated or full refund for the remaining portion of the membership period.

             In accordance with SAB 101, the cost of membership kits and vouchers are expensed when distributed.  Direct response advertising costs (i.e., telemarketing and direct mail), refundable fees for commissions paid to clients and transaction processing costs, net of expected refunds, are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized.  Other direct and indirect costs incurred with enrolling customers are expensed when incurred.  Deferred membership solicitation costs incurred to obtain new members are generally less than the associated membership fees charged to customers.  However, if deferred membership solicitation costs were to exceed expected membership fees, an adjustment would be made to the extent of any impairment.

             Second quarter and first half activity in the deferred membership income and accrued membership returns accounts is summarized as follows (in thousands):

Quarter ended:	Balance at Beginning of Period	Additions	Reductions	Adjustments (1)	Balance at End of Period

Deferred membership revenue:
June 30, 2001	$55,998	27,272	(32,216)	2,611	$53,665
July 1, 2000	$48,067	25,754	(30,657)	3,385	$46,549
Accrued membership returns:
June 30, 2001	$31,637	45,610	(44,220)	(1,078)	$31,949
July 1, 2000	$26,501	24,265	(22,243)	(4,984)	$23,539

Six months ended:
Deferred membership revenue:
June 30, 2001	$55,683	59,665	(62,151)	468	$53,665
July 1, 2000	$24,749	43,568	(62,943)	41,175	$46,549
Accrued membership returns:
June 30, 2001	$40,339	95,190	(104,591)	1,011	$31,949
July 1, 2000	$16,911	55,338	(52,432)	3,722	$23,539

(1)Adjustments relate primarily to the initial adoption of SAB 101 on January 1, 2000 and reclassifications between accrued returns and deferred revenue.

             During the second quarter and first half of 2000, the Company recognized $10.6 million and $27.4 million, respectively, of net revenue which was included as a component of the “cumulative effect of change in accounting” adjustment.

Note 3.  Discontinued Operations

             In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and related merchandising activities. The wind-down was substantially completed by the end of the second quarter of 2000 and catalog mailings are now limited to members of the Company’s shopping clubs.  The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into a subsidiary named ClickShip Direct, Inc. (“ClickShip”), which was formed in January 2000. The Company had planned to spin-off ClickShip as an independent company.  In December  2000, the  Company announced that substantial negative changes in capital market conditions prevented the Company from obtaining sufficient capital to permit a spin-off of ClickShip to shareholders on an acceptable basis and the Company therefore adopted a plan to liquidate the ClickShip business.  Accordingly, both the former non-member catalog business and ClickShip, as well as specific items reported under the corporate segment, are reported as discontinued operations at June 30, 2001 and December 31, 2000.  The prior year consolidated financial statements have been restated to report separately the net liabilities and operating results of the discontinued businesses.  Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the “Catalog Retail” segment.

             Net liabilities of discontinued operations include the following (in thousands):

Assets:	June 30, 2001	December 31, 2000
Net current assets	$279	$1,909
Property and equipment, net of estimated loss on disposal	—	500
Lease deposit and other	1,939	2,312
Note receivable from former officer	912	871

Liabilities:
Accounts payable	(3,305)	(6,529)
Future lease obligations	(4,923)	(6,906)
Operating losses through disposal date	(192)	(4,000)
Interest	(885)	(1,300)
Other wind-down related expenses	(8,343)	(13,383)

Net liabilities of discontinued operations	(14,518)	(26,526)
Less: Current portion	(13,036)	(23,830)

Net liabilities of discontinued operations, long-term	$(1,482)	$(2,696)

             The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate and is secured by future payments owing to the former officer.

             The ClickShip operation was closed in February of 2001.  The Company funded $11.8 million of net liabilities for all discontinued operations during the first half of 2001 and will continue to settle obligations for the remainder of 2001, with certain amounts continuing thereafter.  As of June 30, 2001, the Company believes that the balance sheet reserves established for the liquidation of its discontinued operations are adequate to cover remaining obligations.

             Summary operating results of the discontinued operations for the quarter and six months ended July 1, 2000 are as follows (in thousands):

	Quarter	Six months

Net revenues	$17,729	$57,112
Operating loss	(23,995)	(53,840)
Interest expense and other	(292)	(563)

Loss before taxes	(24,287)	(54,403)
Tax benefit	9,504	20,463

Net loss	$(14,783)	$(33,940)

 Note 4.  Earnings Per Common Share

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

             At June 30, 2001 and July 1, 2000, options to purchase 2.1 million and 1.5 million shares of the Company’s Class A Common Stock (the “Common Stock”), respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.  At June 30, 2001, 7.7 million shares issuable upon conversion of the Series D preferred stock and exercise of the related common stock warrants and 4.8 million shares issuable upon conversion of the Series E Preferred Stock were also excluded from the calculation of diluted loss per share.

Note 5.  Financing Arrangements

             On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  This facility expires on September 27, 2002, and is available for working capital and general corporate needs. Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (9.75% at June 30, 2001) and are secured by all assets of the Company.  The credit facility includes covenants which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of June 30, 2001 there was a $4.3 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip.  At June 30, 2001, the Company had $14.2 million outstanding under the credit facility and was in compliance with all covenant requirements.

             In February 2001, the Company terminated its $10.0 million commercial credit facility which was available for working capital and general corporate needs.  Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

Note 6. Preferred Stock

             On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002 (“Notes”).  Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001.  The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events.  The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

             Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the original note obligation.  Prior to the conversion to Series E Preferred Stock, the discount was being amortized ratably over the original term of the Notes using the effective interest method.  During the second quarter and first half of 2001, the Company recorded charges of $2.6 million and $14.1 million, respectively, or $0.43 and $2.37 per share, respectively, of amortization expense pertaining to the note discount.  These amounts are not deductible for income tax purposes.

             The unamortized note discount of $0.1 million plus unamortized transaction fees of approximately $0.9 million reduced the basis of the Series E Preferred Stock recorded upon conversion of the Senior Convertible Notes.  This preferred stock discount is being amortized ratably from the conversion date to the mandatory redemption date of February 27, 2003 using the effective interest method.

             The Series E Preferred Stock is redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

             On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors.  The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share.  The net proceeds were used to supplement working capital needs.  Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company’s Common Stock at $12.94 per share, subject to certain adjustments for future events.  In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes.  The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company’s option, shares of the Company’s Common Stock valued at 90% of its then current market price.  Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company’s Common Stock valued at 90% of its then current market price.  The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

             In addition, the Company issued Common Stock Purchase Warrants (“Warrants”) to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock.  As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares.  The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants.  The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders’ deficit.  The preferred stock is being accreted to its redemption value of $20.0 million over the two year period ending on the mandatory redemption date.

             In July, 2001, 10,800 shares of Series D Preferred Stock and 13,500 shares of Series E Preferred Stock were converted into 360,833 shares and 450,000 shares, respectively, of Common Stock.

Note 7.  Legal Matters

             On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court.  The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws.  The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status.  The case is currently in the discovery stage.  Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             On April 17, 2001, a complaint styled as a class action was filed in Federal District Court in Minnesota against the Company by four former ClickShip employees alleging that the Company failed to provide appropriate notice to employees and pay annual performance bonuses when ClickShip's operations were terminated.  The Company is vigorously defending the allegations and a motion to dismiss is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             The Company is party to various claims, legal actions and other complaints arising in the ordinary course of business and in connection with the wind-down of ClickShip.  Management believes that any losses which may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material adverse effect on the financial position or operations of the Company.

PROVELL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

             Provell develops, markets, and manages leading edge membership and customer relationship management programs.  The Company’s proprietary programs provide purchase price discounts and other benefits related to consumer and small business needs in areas of shopping, travel, hospitality, entertainment, health/fitness, and finance.

Results of Continuing Operations

             Gross new member acquisitions during the second quarter of 2001 increased 66.7% over the comparable prior year period from 0.6 million in 2000 to 1.0 million in 2001.  At June 30, 2001, the Company’s membership count was 2.7 million members as compared to 2.2 million members at July 1, 2000, a 22.7% increase.  The significant increase in membership acquisitions was driven by the Company’s effort to grow its membership base and replace membership acquisition leads lost due to the wind-down of its non-member catalog retail business through new or expanded relationships with financial services and catalog retail clients.  The Company’s client roster now includes several of the nation’s largest credit card issuers, as well as a number of premier consumer marketing organizations.  Member acquisitions from client business accounted for 97.7% of the new member acquisitions during the second quarter of 2001 as compared to 80.0% during the second quarter of 2000.

             Gross revenues before deferral were $75.5 million for the second quarter of 2001 as compared to $51.0 million for the second quarter of 2000, a 48.0% increase.  For the six months ended June 30, 2001 gross revenues before deferral were $157.8 million and $96.1 million for the prior year comparable period, a 64.2% increase.  The significant increase in year-to-date revenues over the prior year resulted from the Company’s aggressive efforts to expand its client business and from higher average membership fees.  The average membership fee in the second quarter of 2001 was $82 compared to $62 for the second quarter of 2000.  Increased revenues generated by increased acquisition levels and average membership fees were partially offset by a shift in mix between renewal and acquisition revenue as compared to the prior year.  Total renewal counts for the first half of 2001 were 23% lower than renewal counts for the first half of 2000.  Through June 30, 2001, approximately 39% of the Company’s forecasted renewal counts for the year have been recognized. The majority of the second half renewals are expected to fall in the fourth quarter. Second quarter and first half 2001 net revenues were $34.8 million and $67.7 million, respectively, while second quarter and first half 2000 net revenues were $34.1 million and $70.2 million, respectively.

             The Company reported an operating loss of $6.3 million for the second quarter of 2001 as compared to operating income of $9.6 million for the prior year comparable period.   For the first half of 2001, the Company reported an operating loss of $12.7 million as compared to operating income of $21.0 million for the first half of 2000.  The loss this quarter and for the first half of this year is attributed primarily to aggressive acquisition marketing, combined with the cost overhang associated with the heavier front-end loaded commission structures that characterized name acquisition activities in prior quarters, as well as a shift in mix between acquisition and renewal revenue. During the second quarter of 2001, the Company made significant progress in reducing its acquisition cost per net name acquired, a 35% reduction quarter over quarter.  This was accomplished through contract renegotiations with major clients, a greater mix of client inbound business which increased to 12% of member enrollments in second quarter compared to 6% in first quarter, and targeted increases in membership fees. The Company also continued to build its book of renewal business in the second quarter of 2001, reducing its reliance on the former Damark house file.  The house file accounted for 44% of gross renewal revenue in the second quarter of 2001 as compared to 69% in the comparable quarter of 2000.

             Net losses of $8.3 million and $8.8 million were reported for the second quarters of 2001 and 2000, respectively.  For the first half of 2001 and 2000, net losses of $24.9 million and $35.0 million, respectively, were reported.  Second quarter 2001 net results were impacted by a $2.6 million, non-cash charge for amortization of the note discount related to the private placement of Senior Convertible Notes in February 2001.  The 2001 first half impact of this charge was $14.1 million.  Second quarter 2000 earnings included $14.8 million of operating losses, net of taxes, from the Company’s discontinued operations.  First half 2000 earnings included $33.9 million of operating losses, net of taxes, from the Company’s discontinued operations and a $14.2 million after tax non-cash charge related to the cumulative effect of adopting SAB 101.

             The Company’s effective tax rate was 22.4% for the second quarter of 2001 and 16.0% for the first half of 2001.  The net loss for the second quarter and first half of 2001 included non-deductible charges of $3.1 million and $14.8 million, respectively, for the amortization of discount and interest associated with the Senior Convertible Notes which have been treated as permanent differences for tax purposes.  The effective tax rate excluding these charges was 33.1% for the second quarter of 2001 and 34.4% for the first half of 2001.

             As of June 30, 2001, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $45.6 million.  Despite incurring net losses in recent quarters and becoming subject to limitations on net operating loss (NOL) utilization, the Company has not recorded a deferred tax valuation allowance since management believes that it is more likely than not that its operating strategies will allow the Company to generate sufficient taxable income in current and future years to realize this asset.  Should the Company’s operating strategies fail to produce sufficient current and future taxable income, or if future changes in circumstances further limit NOL utilization, the Company will record a valuation allowance in the appropriate future reporting period for all or a portion of its net deferred tax asset, as required by generally accepted accounting principles.

Discontinued Operations

             The aggregate loss from discontinued operations includes losses from the Company’s non-member catalog marketing and merchandising activities and from its subsidiary ClickShip Direct, Inc. (“ClickShip”) as well as certain corporate expenses.  The net loss for the second quarter 2000 was $14.8 million, net of taxes of $9.5 million.  The net loss for the first half of 2000 was $33.9 million, net of taxes of $20.5 million.

             Summary operating results of the discontinued operations for the quarter and first half ended July 1, 2000 are as follows (in thousands):

	Quarter	Six months

Net revenues	$17,729	$57,112
Operating loss	(23,995)	(53,840)
Interest expense and other	(292)	(563)

Loss before taxes	(24,287)	(54,403)
Tax benefit	9,504	20,463

Net loss	$(14,783)	$(33,940)

             Net liabilities of discontinued operations include the following (in thousands):

	June 30, 2001	December 31, 2000
Assets:
Net current assets	$279	$1,909
Property and equipment, net of estimated loss on disposal	—	500
Lease deposit and other	1,939	2,312
Note receivable from former officer	912	871

Liabilities:
Accounts payable	(3,305)	(6,529)
Future lease obligations	(4,923)	(6,906)
Operating losses through disposal date	(192)	(4,000)
Interest	(885)	(1,300)
Other wind-down related expenses	(8,343)	(13,383)

Net liabilities of discontinued operations	(14,518)	(26,526)
Less: Current portion	(13,036)	(23,830)

Net liabilities of discontinued operations, long term	$(1,482)	$(2,696)

             The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate and is secured by future payments owing to the former officer.

             The ClickShip operation was closed in February of 2001.  The Company funded $11.8 million of net liabilities for all discontinued operations during the first half of 2001 and will continue to settle obligations for the remainder of 2001, with certain amounts continuing thereafter.  As of June 30, 2001, the Company believes that the balance sheet reserves established for the liquidation of its discontinued operations are adequate to cover remaining obligations.

Liquidity and Capital Resources

General

             Currently, the Company’s liquidity needs arise primarily from funding the growth of its continuing membership services business, liquidating its discontinued operations, and capital expenditures. Management believes that cash expected to be generated from continuing operations, proceeds from the issuance of Senior Convertible Notes (see below) and availability under its credit facility (see below) provides improved liquidity to fund the operations of the Company, anticipated capital expenditures and the net liquidation costs for exiting the ClickShip business in 2001.  However, there can be no assurance that the cash generated from these sources will be sufficient to meet these funding needs.

Cash Flow

             The Company used $21.1 million of cash for operations during the first half of 2001 as compared to generating $8.6 million of cash from operations during the first half of 2000.   Cash usage in the first half of 2001 reflects aggressive acquisition marketing, funding of returns from record acquisition quarters in the last half of 2000, and a shift in mix between renewals and acquisitions year over year as the Company focuses on leveling its book of renewal business for future quarters.  In addition, reserves required by key business partners increased significantly compared to the same period a year ago.  The Company also made significant reductions in accounts payable that had built up during the first part of 2001 prior to the Company closing on its new credit facility and experienced growth in accounts receivable caused by new membership acquisitions weighted toward the end of the quarter.

Capital Expenditures

             During the first half of 2001, the Company incurred capital expenditures of $1.2 million as compared to $0.6 million during the first half of 2000.  The investment in 2001 was primarily related to its management information systems. Management estimates that the Company will invest $4.0 million in capital expenditures during 2001, principally related to computer hardware and software.

Financing

             On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  This facility expires on September 27, 2002, and is available for working capital and general corporate needs. Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (9.75% at June 30, 2001) and are secured by all assets of the Company.  The credit facility includes covenants which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of June 30, 2001 there was a $4.3 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip Direct.  At June 30, 2001, the Company had $14.2 million outstanding under the credit facility and was in compliance with all covenant requirements.

             On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002 (“Notes”).  Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001.  The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events.  The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

             Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the original note obligation.  Prior to the conversion to Series E Preferred Stock, the discount was being amortized ratably over the original term of the Notes using the effective interest method.  During the second quarter and first half of 2001, the Company recorded charges of $2.6 million and $14.1 million, respectively, or $0.43 and $2.37 per share, respectively, of amortization expense pertaining to the note discount.  These amounts are not deductible for income tax purposes.

             The unamortized note discount of $0.1 million plus unamortized transaction fees of approximately $0.9 million reduced the basis of the Series E Preferred Stock recorded upon conversion of the Senior Convertible Notes.  This preferred stock discount is being amortized ratably from the conversion date to the mandatory redemption date of February 27, 2003 using the effective interest method.

             The Series E Preferred Stock is redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

             On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors.  The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share.  The net proceeds were used to supplement working capital needs.  Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company’s Common Stock at $12.94 per share, subject to certain adjustments for future events.  In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes.  The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company’s option, shares of the Company’s Common Stock valued at 90% of its then current market price.  Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company’s Common Stock valued at 90% of its then current market price.  The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

             In addition, the Company issued Common Stock Purchase Warrants (“Warrants”) to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock.  As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares.  The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants.  The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders’ deficit.  The preferred stock is being accreted to its redemption value of $20.0 million over the two year period ending on the mandatory redemption date.

             In July, 2001, 10,800 shares of Series D Preferred Stock and 13,500 shares of Series E Preferred Stock were converted into 360,833 shares and 450,000 shares, respectively, of Common Stock.

Seasonality

             Following the wind-down of the Catalog Retail Segment, management expects the seasonal variation in consumer demand to have less of an impact on the operations of Provell; however, as the Company enters into more marketing arrangements with retailers and catalog companies, seasonality could have a greater impact on the Company.

Inflation

             Inflation has not had, and the Company does not expect it to have, a material impact on operating results. There can be no assurances, however, that the Company's business will not be negatively affected by inflation in the future.

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

Forward-Looking Information

             Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. Forward-looking statements in this document include forecasted renewal counts for the year, the adequacy of reserves for discontinued operations, and forecasted liquidity and capital expenditures.  In addition, the words “believe”, “expect”, “anticipate”, “intend”, “designed”, “goal”, “priority”, “will” and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including those identified below:

•	The economic outlook and its effects on credit availability, interest rates, and consumer spending patterns;

•	Adverse changes in relationships with vendors and business partners who provide club benefits or process credit card transactions;

•	Increasing reserve requirements by business partners;

•	Inability to develop replacement shopping club programs;

•	Lower than expected membership renewal rates;

•	Higher than expected membership cancellation and return rates;

•	Inability to profitably expand in the membership services market;

•	Excessive new member acquisition costs;

•	Inability to retain existing clients and attract new clients in the membership services market;

•	Inability to develop new membership programs;

•	Effects of possible system failures and rapid changes in technology;

•	Future cash outlays to complete the wind-down of ClickShip;

•	Externally mandated changes in accounting guidelines and telemarketing practices;

•	Availability of capital on acceptable terms;

•	Availability of financing on acceptable terms; and

•	Inability to retain Nasdaq listing of the Company’s Common Stock.

             Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements made herein, all of which speak only as of the date on which they are made and as to which the Company has no obligation to update publicly.

Part II.  Other Information

Item 1.              Legal Proceedings

             On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court.  The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws.  The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status.  The case is currently in the discovery stage.  Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             On April 17, 2001, a complaint styled as a class action was filed in Federal District Court in Minnesota against the Company by four former ClickShip employees alleging that the Company failed to provide appropriate notice to employees and pay annual performance bonuses when ClickShip's operations were terminated.  The Company is vigorously defending the allegations and a motion to dismiss is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or results of operations of the Company.

             The Company is party to various claims, legal actions and other complaints arising in the ordinary course of business and in connection with the wind-down of ClickShip.  Management believes that any losses which may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material adverse effect on the financial position or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The company held its Annual  Meeting of Shareholders on May 29, 2001.  Pursuant to Regulation 14 of the Securities Exchange Act of 1934, proxies for such meeting were solicited.  The following matters were voted on at the meeting:

		Votes For	Votes Withheld

a.	To elect Stephen J. Hemsley as director for a one-year term ending in the year 2002.	5,185,635	426,985
b.	To elect Derek R. Reisfield as director for a two-year term ending in the year 2003.	5,184,961	427,659
c.	To elect Ralph Strangis as director for a three-year term ending in the year 2004.	5,191,635	420,985
d.	To elect Marvin S. Traub as director for a three-year term ending in the year 2004.	5,185,961	426,659

		Votes For	Votes Against	Votes Abstained	Broker Non-Votes

e.	Approval of the Provell, Inc. 2001 Stock Option Plan.	5,001,738	606,570	4,312	0
f.	Approval of the issuance of 10% Senior Convertible Notes due February 4, 2002, Series E Preferred Stock issuable upon conversion of the Senior Convertible Notes and shares of Class A Common Stock issuable upon the conversion or redemption of the Senior Convertible Notes or the Series E Preferred Stock.	3,948,631	372,047	4,947	1,286,995
g.	Approval of the issuance of the shares of Class A Common Stock issuable upon the conversion of Series D Preferred Stock at the conversion price as adjusted for the issuance of the 10% Senior Convertible Notes or any subsequent adjustment to the conversion price in accordance with the provisions of the Series D Preferred Stock.	3,997,860	323,149	4,616	1,286,995
h.	Approval to amendments to the Company’s restated articles of incorporation to increase the authorized number of shares of Preferred Stock to 10,000,000 shares and the authorized number of Class A Common Stock to 75,000,000 shares and to change the number of directors on the board of directors to not less than three and no more than nine directors. (1)	8,738,759	586,261	605	1,286,995
i.	Ratification of the appointment of Arthur Andersen LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001.	5,604,320	6,540	1,760	0

(1) Includes shares of Series D and Series E Preferred Stock

 Item 6.             Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 4.1 – Specimen Certificate of Class A Common Stock

b.	Reports on Form 8-K:

The Company filed a Report on Form 8-K dated June 4, 2001 to report its rejection of a bid by Metris Companies, Inc. to purchase the Company for $4 per share.

The Company filed a Report on Form 8-K dated June 21, 2001 to report the resignation of Stephen Hemsley from its Board of Directors effective June 19, 2001.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVELL, INC.

Date: August 10, 2001	By:	/s/ Kim M. Mageau

Kim M. Mageau
Senior Vice President –
Chief Financial Officer