Form 10-Q
period 2001-09-29
PROVELL INC
filed 2001-11-13
CIK 883324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number: 0-19902

Provell, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1551116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Carlson Parkway, Suite 201 Minneapolis, Minnesota	55305
(Address of principal executive offices)	(Zip code)

952-258-2000
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

On November 9, 2001, there were 6,924,030 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PROVELL, INC.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	(Amounts in thousands except per share data)
Net revenues	$36,902	$31,766	$104,644	$101,949

Costs and expenses:
Operating and marketing expenses	38,696	22,389	109,085	61,474
General and administrative expenses	4,645	4,740	14,737	14,853
Total costs and expenses	43,341	27,129	123,822	76,327

Operating (loss) income	(6,439)	4,637	(19,178)	25,622

Other expenses, net	(1)	(192)	--	(264)

(Loss) income before interest, income taxes and other	(6,440)	4,445	(19,178)	25,358

Interest expense, net	244	--	1,132	--
Amortization of discount on Senior Convertible Notes	--	--	14,084	--
(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting	(6,684)	4,445	(34,394)	25,358

Income tax benefit (provision)	2,421	(1,688)	6,844	(9,439)
(Loss) income from continuing operations before cumulative effect of change in accounting	(4,263)	2,757	(27,550)	15,919
Loss from discontinued operations, net of taxes of $3,690 and $24,153, respectively	--	(6,020)	--	(39,960)
Cumulative effect of change in accounting, net of taxes of $8,703	--	--	--	(14,201)
Net loss	(4,263)	(3,263)	(27,550)	(38,242)

Preferred stock dividends and amortization	(922)	(1,989)	(2,574)	(1,989)
Net loss available to common shareholders	$(5,185)	$(5,252)	$(30,124)	$(40,231)

Basic and diluted loss per common share:
(Loss) income before interest, income taxes and other	$(0.99)	$0.77	$(3.13)	$4.43
Interest and amortization	(0.04)	--	(2.48)	--
Income tax benefit (provision)	0.37	(0.29)	1.12	(1.65)
Loss from discontinued operations, net of tax	--	(1.04)	--	(6.97)
Cumulative effect of change in accounting, net of tax	--	--	--	(2.48)
Preferred stock dividends and amortization	(0.14)	(0.35)	(0.42)	(0.35)
Net loss available to common shareholders	$(0.80)	$(0.91)	$(4.91)	$(7.02)

Weighted average common shares outstanding	6,501	5,795	6,136	5,733

See accompanying condensed notes to consolidated financial statements.

PROVELL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 29,	December 31,
	2001	2000
ASSETS	(Amounts in thousands except per share data)
Current Assets:
Cash and cash equivalents	$5	$13,107
Trade accounts receivable, net	38,560	39,586
Deferred membership solicitation costs	44,982	41,728
Prepaid membership materials and marketing costs	7,580	15,408
Deferred income taxes, current	26,490	26,490
Other	1,583	1,731
Total current assets	119,200	138,050

Property and equipment, net	4,324	3,959
Other assets, net	1,139	50
Deferred income taxes, long-term	21,507	14,665
Total assets	$146,170	$156,724

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Borrowings under revolving credit facility	$10,539	$5,150
Accounts payable	22,050	20,387
Accrued liabilities	54,107	56,601
Deferred membership revenue	55,314	55,683
Net liabilities of discontinued operations, current	11,496	23,830
Total current liabilities	153,506	161,651

Net liabilities of discontinued operations, long-term	--	2,696

Series D redeemable convertible preferred stock, liquidation preference $23,650 and $25,000, respectively, net of unamortized discount of $2,024 and $3,583, respectively	16,896	16,417
Series E redeemable convertible preferred stock, liquidation preference $16,420, net of unamortized discount of $767	12,369	--

Commitments and contingencies (Note 7)

Shareholders’ Deficit:
Class A Common Stock, $.01 par, 77,000 and 20,000 shares authorized at September 29, 2001 and December 31, 2000, respectively; 6,501 and 5,857 shares issued and outstanding at September 29, 2001 and December 31, 2000, respectively	69	58
Class B Common Stock, $.01 par, 2,000 shares authorized; none issued or outstanding	--	--
Series C Junior Participating Preferred Stock, $.01 par, 400 shares authorized; none issued or outstanding	--	--
Paid-in capital	73,426	58,594
Common stock warrants	2,800	2,800
Preferred stock dividends payable	311	165
Accumulated deficit	(113,207)	(85,657)
Total shareholders’ deficit	(36,601)	(24,040)
Total liabilities and shareholders’ deficit	$146,170	$156,724

See accompanying condensed notes to consolidated financial statements.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended		Nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
OPERATING ACTIVITIES:	(Amounts in thousands )
Net loss available to common shareholders	$(5,185)	$(5,252)	$(30,124)	$(40,231)
Adjustments to reconcile net loss to net cash provided by (used for) continuing operations:
Discontinued operations, net of tax	--	6,020	--	39,960
Cumulative effect of change in accounting, net of tax	--	--	--	14,201
Preferred stock dividends and amortization	922	1,989	2,574	1,989
Depreciation and amortization	708	366	2,213	791
Amortization of note discount	--	--	14,084	--
Interest expense on senior convertible note	--	--	286	--
Deferred income taxes	(2,421)	1,688	(6,844)	9,439
Loss on disposal of property and equipment	--	--	--	19
Changes in working capital items:
Trade accounts receivable, net	(3,394)	(22,788)	1,026	(13,546)
Deferred costs and other current assets	8,815	(11,740)	4,478	(13,858)
Accounts payable and accrued liabilities	5,829	17,120	(1,454)	11,394
Deferred membership revenue	1,649	3,647	(369)	(10,519)
Net cash provided by (used for) operating activities	6,923	(8,950)	(14,130)	(361)

INVESTING ACTIVITIES:
Property and equipment additions, net	(311)	(2,008)	(1,550)	(2,581)
Other	--	--	--	(8)
Net cash used for investing activities	(311)	(2,008)	(1,550)	(2,589)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	(3,637)	220	5,389	11,763
Net proceeds from issuance of Senior Convertible Notes/Series E Preferred Stock	--	18,950	13,133	18,950
Payment of loan origination fees	--	--	(943)	--
Dividends paid	--	--	(165)	--
Net proceeds from exercise of stock options	--	680	35	2,433
Net cash (used for) provided by financing activities	(3,637)	19,850	17,449	33,146

Net cash used for discontinued operations	(3,022)	(8,727)	(14,871)	(33,518)

Net (decrease) increase in cash and cash equivalents	(47)	165	(13,102)	(3,322)
Cash and cash equivalents, beginning of period	52	440	13,107	3,927

Cash and cash equivalents, end of period	$5	$605	$5	$605

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$334	$121	$761	$661
Income taxes paid (refunded) during the period	$2	$(1,040)	$5	$834

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

The Company's fiscal year ends on December 31; however, each quarter ends on the last Saturday of a thirteen-week period.  As a result, the operating results included 272 days for the first three quarters of 2001 and 274 days for the first three quarters of 2000.  Management believes that the difference in days does not materially affect the comparability of financial results for the periods presented.

Note 2.   Revenue and Solicitation Costs Recognition

The Company adopted Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements (“SAB 101”) effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes).  Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months.  The allowance for returns is based on the Company’s most recent return experience and is updated each quarter.  The majority of the Company’s members can return its memberships at any time prior to expiration of the membership term and receive either a full or pro-rated refund for the remaining portion of the membership period.

In accordance with SAB 101, the cost of membership kits and vouchers is expensed when distributed.  Direct response advertising costs (i.e., telemarketing, direct mail, etc.), refundable fees for commissions paid to clients and transaction processing costs, net of expected refunds, are capitalized as part of deferred membership solicitation costs and are amortized as expense in the same manner in which the related revenue is recognized.  Other direct and indirect costs incurred with enrolling and servicing members are expensed when incurred.  Deferred membership solicitation costs incurred to obtain new members are generally less than the associated membership fees charged to customers.  However, if deferred membership solicitation costs were to exceed expected membership fees, an adjustment would be made to the extent of any impairment.

Third quarter and the first nine months activity in the deferred membership revenue and accrued membership returns accounts is summarized as follows (in thousands):

	Balance at
	Beginning of				Balance at End
Quarter ended:	Period	Additions	Reductions	Adjustments (1)	of Period
Deferred membership revenue:
September 29, 2001	$53,665	34,782	(32,849)	(284)	$55,314
September 30, 2000	$46,549	32,888	(29,722)	480	$50,195
Accrued membership returns:
September 29, 2001	$31,949	41,310	(39,499)	(1,710)	$32,050
September 30, 2000	$23,539	36,630	(25,143)	(585)	$34,441

Nine months ended:
Deferred membership revenue:
September 29, 2001	$55,683	94,447	(95,000)	184	$55,314
September 30, 2000	$24,749	76,456	(92,665)	41,655	$50,195
Accrued membership returns:
September 29, 2001	$40,339	136,500	(144,090)	(699)	$32,050
September 30, 2000	$16,911	91,968	(77,575)	3,137	$34,441

(1)   Adjustments relate primarily to the initial adoption of SAB 101 on January 1, 2000 and reclassifications between accrued returns and deferred revenue.

The Company recognized $6.0 million of net revenue during the third quarter of 2000 and $33.4 million of net revenue for the nine month period ended September 30, 2000 which was included as a component of the “cumulative effect of change in accounting” adjustment.

Note 3.   Discontinued Operations

In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and related merchandising activities. The wind-down was substantially completed by the end of the second quarter of 2000 and catalog mailings are now limited to members of the Company’s shopping clubs.  The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into a subsidiary named ClickShip Direct, Inc. (“ClickShip”), which was formed in January 2000. The Company had planned to spin-off ClickShip as an independent company.  In December 2000, the Company announced that substantial negative changes in capital market conditions prevented the Company from obtaining sufficient capital to permit a spin-off of ClickShip to shareholders on an acceptable basis and the Company therefore adopted a plan to liquidate the ClickShip business.  Accordingly, both the former non-member catalog business and ClickShip, as well as specific items previously reported under the corporate segment, are reported as discontinued operations at September 29, 2001.  The prior year consolidated financial statements have been restated to report separately the net liabilities and operating results of the discontinued businesses.  Prior to the fourth quarter of 2000, the Company had reported these businesses as the “Catalog Retail” segment.

Net liabilities of discontinued operations include the following (in thousands):

Assets:	September 29,	December 31,
	2001	2000
Lease deposit and other	$1,939	$2,312
Property and equipment, net of estimated loss on disposal	--	500
Note receivable from former officer	932	871
Other current assets, net	2	1,909

Liabilities:
Accounts payable	(2,084)	(6,529)
Future lease obligations	(4,803)	(6,906)
Operating losses through disposal date	(214)	(4,000)
Interest	(658)	(1,300)
Other wind-down related expenses	(6,610)	(13,383)
Net liabilities of discontinued operations	(11,496)	(26,526)
Less: current portion	(11,496)	(23,830)
Net liabilities of discontinued operations, long-term	$--	$(2,696)

The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate, and is secured by future payments owing to the former officer.

The ClickShip operation was closed in February of 2001.  The Company funded $14.9 million of net liabilities for all discontinued operations during the first nine months of 2001 and will continue to settle obligations for the remainder of 2001, with certain amounts continuing thereafter.  As of September 29, 2001, the Company believes that the balance sheet reserves established for the liquidation of its discontinued operations are adequate to cover remaining obligations.

Summary operating results of the discontinued operations for the quarter and nine months ended September 30, 2000 are as follows (in thousands):

	Quarter	Nine Months
Net revenues	$2,131	$59,243
Operating loss	(9,347)	(63,187)
Interest expense and other	(363)	(926)
Loss before taxes	(9,710)	(64,113)
Tax benefit	3,690	24,153
Net loss	$(6,020)	$(39,960)

Note 4.   Earnings (Loss) Per Common Share

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

Options to purchase 2.3 million shares of the Company’s Class A Common Stock (the “Common Stock”) at September 29, 2001 and 1.9 million shares of Common Stock at September 30, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive.  At September 29, 2001, 7.4 million shares issuable upon conversion of the Series D preferred stock and exercise of the related common stock warrants and 4.4 million shares issuable upon conversion of the Series E Preferred Stock were also excluded from the calculation of diluted loss per share.

Note 5.   Financing Arrangements

On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  The facility expires on September 27, 2002, and is available for working capital and general corporate needs. Availability under the facility is determined monthly based upon the sufficiency of eligible receivables and cash collections and can be adjusted at any time within the bank’s permitted discretion.  Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (9.0% at September 29, 2001) and are secured by all assets of the Company.  The credit facility includes covenants, which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of September 29, 2001 there was a $2.9 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip.  At September 29, 2001, the Company had $10.5 million outstanding under the credit facility, $4.9 million available for additional borrowings (not including amounts reserved for ClickShip expenditures) and was in compliance with all covenant requirements.  Due to the Company’s expected operating results for the fourth quarter of 2001, the Company anticipates that it will need to amend the credit facility to maintain compliance with its earnings before interest and taxes and minimum net worth covenants at the end of its next covenant compliance reporting date on December 31, 2001.  The Company is in the process of negotiating such an amendment under the credit facility, but there is no assurance that the Company will be successful in obtaining such amendment.  If the Company is unable to secure such an amendment or otherwise maintain compliance with financial covenants in the credit facility at the end of any quarter, the Company’s future financial results and liquidity could be materially adversely affected.

In February 2001, the Company terminated its former $10.0 million commercial credit facility, which was available for working capital and general corporate needs.  Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

Note 6.   Preferred Stock

On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002 (“Notes”).  Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001.  In July 2001, 13,500 shares of Series E Preferred Stock were converted into Common Stock.  The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events.  The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the original note obligation.  Prior to the conversion to Series E Preferred Stock, the discount was being amortized ratably over the original term of the Notes using the effective interest method.  Prior to the conversion of the Notes, the Company recorded a charge of $14.1 million or $2.30 per share of amortization expense pertaining to the note discount.  This amount is not deductible for income tax purposes.

The unamortized note discount of $0.1 million plus unamortized transaction fees of approximately $0.9 million reduced the basis of the Series E Preferred Stock recorded upon conversion of the Notes.  This preferred stock discount, adjusted for the conversion of preferred shares to common shares, is being amortized ratably from the conversion date to the mandatory redemption date of February 27, 2003 using the effective interest method.

The Series E Preferred Stock is redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then-current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors.  The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share.  The net proceeds were used to supplement working capital needs.  Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company’s Common Stock at $12.94 per share, subject to certain adjustments for future events.  In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes.  In July 2001, 10,800 shares of Series D Preferred Stock were converted into Common Stock.  The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company’s option, shares of the Company’s Common Stock valued at 90% of its then-current market price.  Unless previously converted to Common Stock, the Series D Preferred Stock is required to be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company’s Common Stock valued at 90% of its then-current market price.  The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

In addition, the Company issued Common Stock Purchase Warrants (“Warrants”) to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock.  As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares.  The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants.  The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders’ deficit.  The remaining preferred stock is being accreted to its redemption value of $18.9 million over the two year period ending on the mandatory redemption date.

Note 7.  Legal Matters

On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court.  The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws.  The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status.  The Company's motion for summary judgment is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company.

On April 17, 2001, four former ClickShip employeesfiled a complaint styled as a class action in Federal District Court in Minnesota against the Company, alleging that the Companyhadfailed to provide appropriate notice to employees and pay annual performance bonuses when ClickShip’s fulfillment center closed.  The Company is vigorously defending the allegations and a motion to dismiss is currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company.

The Company is party to various claims, legal actions and other complaints arising in the ordinary course of business and in connection with the wind-down of ClickShip.  Management believes that any losses that may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material adverse effect on the financial position or operations of the Company.

PROVELL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

Provell develops, markets, and manages leading edge membership and customer relationship management programs.  Members of the Company’s proprietary programs receive value-added benefits, insightful information, and exclusive savings opportunities on a wide range of related products and services in the areas of shopping, travel, hospitality, entertainment, health/fitness, finance, and affinity activities such as cooking and home improvement.

Results of Continuing Operations

The Company maintained the membership acquisition pace established during the third quarter of 2000, despite paring back less economically attractive member acquisition marketing.  Acquisition levels have been consistent for the last five quarters, which is expected to help minimize quarterly fluctuations in future renewal levels.  Gross new member acquisitions during the third quarter of 2001 were 973,000 in comparison to 955,000 during the third quarter of 2000. At September 29, 2001, the Company’s membership count was 2.7 million members.  The Company’s client roster now includes several of the nation’s largest credit card issuers, as well as a number of premier consumer marketing organizations.

During the third quarter of 2001, the Company continued to focus on reducing its cost per net name acquired (“CPNN”), shifting its mix of membership acquisitions to the more economically attractive consumer channel, increasing membership fees and multiple sale marketing occasions, and paring less attractive member acquisition marketing.  During the third quarter, the consumer marketing client channel accounted for 37% of membership acquisitions, as compared to 22% in the third quarter of 2000.  The increase in marketing within the consumer client sector also led to increased inbound telephone marketing at the Company’s clients’ call centers, a more efficient marketing method as compared to outbound telephone marketing and direct mail solicitation.   Member enrollments obtained through inbound telemarketing have risen steadily during the year from 5% of enrollments during the first quarter of 2001 to 18% of enrollments during the third quarter of 2001.  The average membership fee during the third quarter of 2001 was $91 as compared to $75 in the prior year comparable period.  The Company’s member acquisition marketing efforts also benefited significantly from the addition of a secondary sales effort, usually in the form of an additional club product or a coupon based savings compendium, presented at the end of a sales occasion. As a result of these initiatives, the Company achieved a 50% reduction in CPNN in comparison to the second quarter of 2001 and a 67% reduction in CPNN in comparison to the fourth quarter of 2000.

Net revenues were $36.9 million for the third quarter of 2001 and $104.6 million for the first nine months of 2001, compared to net revenues of $31.8 million for the third quarter of 2000 and $101.9 million for the first nine months of 2000.  Gross revenues before deferral were $78.5 million for the third quarter of 2001 as compared to $71.1 million for the third quarter of 2000, a 10.4% increase.  For the nine months ended September 29, 2001 gross revenues before deferral were $235.9 million and for the prior year comparable period were $167.1 million, a 41.2% increase.  The significant increase in year-to-date revenues over the prior year resulted primarily from higher average membership fees and higher acquisition levels than the prior year comparable period.

The Company reported an operating loss of $6.4 million for the third quarter of 2001 as compared to operating income of $4.6 million for the prior year comparable period.   For the nine months ended September 29, 2001, the Company reported an operating loss of $19.2 million as compared to operating income of $25.6 million for the first nine months of 2000.  The losses for this quarter and for the first nine months of this year are attributable primarily to the high member acquisition costs incurred during the fourth quarter of 2000 and  the first and second quarters of 2001.  As previously discussed, the Company has reduced its CPNN by 67% since the fourth quarter of 2000; however, high marketing costs incurred in previous periods continue to be amortized into expense as required under deferral accounting.  The benefit of the lower CPNN achieved during the third quarter of 2001 will be recognized ratably over the remaining membership period.  The third quarter 2001 reduction in CPNN is evidenced by the decrease, quarter over quarter, in the operating loss prior to the impact of deferral accounting, which was $0.6 million for third quarter 2001 as compared to losses of $7.4 million for the second quarter of 2001 and $14.8 million for the first quarter of 2001.   The deferred net margin on the balance sheet also reflects the benefit of reduced CPNN as well as higher levels of profitable member renewals as this margin has increased to $10.3 million at September 29, 2001 from $4.5 million at June 30, 2001.

The mix of renewal and acquisition revenues also has a significant impact on operating income, as acquisitions are less profitable than renewals.   While the first half of 2001 was negatively impacted by low renewal levels, the third quarter of 2001 benefited from a strong improvement in the number of memberships available for renewal and renewal rates that were at their highest level since the first quarter of 2000.  The number of memberships available for renewal during the third quarter of 2001 was higher than both the second and first quarter of 2001 amounts.  This was a direct result of significant increased acquisition levels beginning in the third quarter of 2000 in an effort to reduce the Company’s reliance on the Damark House file and to build up its future renewal stream.

Net losses were $4.3 million for the third quarter of 2001 and $3.3 million for the third quarter of 2000.  Net losses were  $27.6 million for the first nine months of 2001 and $38.2 million for the first nine months of 2000.  The nine month net results for 2001 were impacted by a $14.1 million non-cash charge for amortization of the note discount related to the private placement of Senior Convertible Notes in February 2001.  Third quarter 2000 earnings included $6.0 million of operating losses, net of taxes, from the Company’s discontinued operations.  Nine month 2000 earnings included $40.0 million of operating losses, net of taxes, from the Company’s discontinued operations and a $14.2 million after tax non-cash charge related to the cumulative effect of adopting SAB 101.

The Company’s effective tax rate was 36.2% for the third quarter of 2001 and 19.9% for the first nine months of 2001.  The net loss for the nine-month period of 2001 included non-deductible charges of $14.8 million for the amortization of discount and interest associated with the Notes, which have been treated as permanent differences for tax purposes.  The effective tax rate excluding these charges was 35.0% for the first nine months of 2001.

As of September 29, 2001, the Company has recorded on its consolidated balance sheet a net deferred tax asset of $48.0 million.  Despite incurring net losses in recent quarters and becoming subject to limitations on net operating loss (“NOL”) utilization, the Company has not recorded a deferred tax valuation allowance since management believes that it is more likely than not that its operating strategies will allow the Company to generate sufficient taxable income in current and future years to realize this asset.  Should the Company’s operating strategies fail to produce sufficient current and future taxable income, or if future changes in circumstances further limit NOL utilization, the Company will record a valuation allowance in the appropriate future reporting period for all or a portion of its net deferred tax asset, as required by generally accepted accounting principles.

Impact of Terrorist Attacks

The September 11, 2001 terrorist attacks on the United States have caused significant economic disruptions.  The Company’s marketing activities virtually ceased the week of September 11, resulting in the loss of approximately 100,000 trial offers.  While this will have a nominal impact on fourth quarter operating results, cash flow from operations will be negatively impacted initially by approximately $5.0 million due to lost billing opportunities.  At the close of the quarter, consumer response rates and renewal rates were holding at their pre-attack levels, including sales of travel-related programs.  However, there can be no assurance that consumer response rates and renewal rates will continue to hold at their pre-attack levels.

Discontinued Operations

The aggregate loss from discontinued operations includes losses from the Company’s non-member catalog marketing and merchandising activities and from its ClickShip subsidiary as well as certain corporate expenses.  The net loss for the third quarter of 2000 was $6.0 million, net of taxes of $3.7 million.  The net loss for the first nine months of 2000 was $40.0 million, net of taxes of $24.2 million.

Summary operating results of the discontinued operations for the quarter and nine months ended September 30, 2000 are as follows (in thousands):

	Quarter	Nine Months
Net revenues	$2,131	$59,243
Operating loss	(9,347)	(63,187)
Interest expense and other	(363)	(926)
Loss before taxes	(9,710)	(64,113)
Tax benefit	3,690	24,153
Net loss	$(6,020)	$(39,960)

Net liabilities of discontinued operations include the following (in thousands):

	September 29,	December 31,
Assets:	2001	2000
Lease deposit and other	$1,939	$2,312
Property and equipment, net of estimated loss on disposal	--	500
Note receivable from former officer	932	871
Other current assets, net	2	1,909

Liabilities:
Accounts payable	(2,084)	(6,529)
Future lease obligations	(4,803)	(6,906)
Operating losses through disposal date	(214)	(4,000)
Interest	(658)	(1,300)
Other wind-down related expenses	(6,610)	(13,383)
Net liabilities of discontinued operations	(11,496)	(26,526)
Less: current portion	(11,496)	(23,830)
Net liabilities of discontinued operations, long-term	$--	$(2,696)

The note receivable from a former officer is due on January 2, 2003, bears interest on the unpaid principal balance at the Company’s borrowing rate and is secured by future payments owing to the former officer.

The ClickShip operation was closed in February of 2001.  The Company funded $14.9 million of net liabilities for all discontinued operations during the first nine months of 2001 and will continue to settle obligations for the remainder of 2001, with certain amounts continuing thereafter.  As of September 29, 2001, the Company believes that the balance sheet reserves established for the liquidation of its discontinued operations are adequate to cover remaining obligations.

Liquidity and Capital Resources

General

Currently, the Company’s liquidity needs arise primarily from funding the growth of its continuing membership services business, liquidating its discontinued operations, and capital expenditures. Management believes that cash expected to be generated from continuing operations and availability under its credit facility (see below) provide adequate liquidity during the fourth quarter of 2001 to fund the operations of the Company, anticipated capital expenditures and the net liquidation costs for exiting the ClickShip business.  However, there can be no assurance that the cash generated from these sources will be sufficient to meet these funding needs.  The Company will pursue additional debt or equity financing to supplement its current capital resources if needed.  The Company’s ability to obtain additional financing will depend upon a number of factors, including the Company’s future performance and financial results and general economic and capital market conditions.  The Company cannot be sure that it will be able to raise additional capital on reasonable terms or at all.

Cash Flow

The Company used $14.1 million of cash for operations during the first nine months of 2001 as compared to using $0.4 million of cash from operations during the first nine months of 2000.   Cash usage in the first nine months of 2001 reflects aggressive acquisition marketing, funding of returns from record acquisition quarters in the last half of 2000, and a shift in mix between renewals and acquisitions year over year as the Company focuses on leveling its book of renewal business for future quarters.  In addition, reserves required by key business partners increased significantly compared to the same period a year ago.  During the third quarter, the Gramm-Leach-Bliley Act (“GLB”) regarding consumer privacy and credit card security was enacted, negatively impacting cash collections.  Several clients migrated to direct settlement processes and away from the interchange system, thereby delaying remittances from the Company’s clients.  These delays in the collection cycle have been partially mitigated by renegotiated vendor payment terms to more closely correspond with the timing of cash collections.  Despite the challenges imposed by GLB, the Company generated $6.9 million in cash from operations during the third quarter of 2001 due primarily to its increased renewal volumes and lower acquisition CPNN.  The Company anticipates that significantly increased renewal volumes will contribute to positive fourth quarter cash flows from operating activities consistent with those reported for the third quarter, despite an estimated $5 million initial shortfall due to the suspension of outbound marketing activities during the week of September 11, 2001, as well as continued transaction settlement processing challenges resulting from GLB.

Capital Expenditures

During the first nine months of 2001, the Company incurred capital expenditures of $1.6 million as compared to $2.6 million during the first nine months of 2000.  The investment in 2001 was primarily related to its management information systems. Management estimates that the Company will invest no more than $2.5 million in capital expenditures during 2001, principally related to computer hardware and software.

Financing

On March 27, 2001, the Company entered into a $20.0 million revolving credit agreement.  The facility expires on September 27, 2002, and is available for working capital and general corporate needs. Availability under the facility is determined monthly based upon the sufficiency of eligible receivables and cash collections and can be adjusted at any time within the bank’s permitted discretion.  Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (9.0% at September 29, 2001) and are secured by all assets of the Company.  The credit facility includes covenants, which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of September 29, 2001 there was a $2.9 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip.  At September 29, 2001, the Company had $10.5 million outstanding under the credit facility, $4.9 million available for additional borrowings (not including amounts reserved for ClickShip expenditures) and was in compliance with all covenant requirements.   Due to the Company’s expected operating results for the fourth quarter of 2001, the Company anticipates that it will need to amend the credit facility to maintain compliance with its earnings before interest and taxes and minimum net worth covenants at the end of its next covenant compliance reporting date on December 31, 2001.  The Company is in the process of negotiating such an amendment under the credit facility, but there is no assurance that the Company will be successful in obtaining such amendment.  If the Company is unable to secure such an amendment or otherwise maintain compliance with financial covenants in the credit facility at the end of any quarter, the Company’s future financial results and liquidity could be materially adversely affected.

In February 2001, the Company terminated its former $10.0 million commercial credit facility, which was available for working capital and general corporate needs.  Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in Notes.  Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001.  In July 2001, 13,500 shares of Series E Preferred Stock were converted into Common Stock.  The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company’s Common Stock at $3.00 per share subject to certain adjustments for future dilutive events.  The Company received $10.0 million of the proceeds at closing and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in-capital and as a discount on the original note obligation.  Prior to the conversion to Series E Preferred Stock, the discount was being amortized ratably over the original term of the Notes using the effective interest method.  Prior to the conversion of the Notes, the Company recorded a charge of $14.1 million or $2.30 per share of amortization expense pertaining to the note discount.  This amount is not deductible for income tax purposes.

The unamortized note discount of $0.1 million plus unamortized transaction fees of approximately $0.9 million reduced the basis of the Series E Preferred Stock recorded upon conversion of Notes.  This preferred stock discount, adjusted for the conversion of preferred shares to common shares, is being amortized ratably from the conversion date to the mandatory redemption date of February 27, 2003 using the effective interest method.

The Series E Preferred Stock is redeemable at 125% of the outstanding principal amount or stated value plus interest upon the occurrence of a triggering event (such as failure to maintain an applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company’s Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company's Common Stock valued at 90% of the then-current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors.  The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share.  The net proceeds were used to supplement working capital needs.  Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company’s Common Stock at $12.94 per share, subject to certain adjustments for future events.  In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes.  In July 2001, 10,800 shares of Series D Preferred Stock were converted into Common Stock.  The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company’s option, shares of the Company’s Common Stock valued at 90% of its then-current market price.  Unless previously converted to Common Stock, the Series D Preferred Stock is required to be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company’s option, for shares of the Company’s Common Stock valued at 90% of its then-current market price.  The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

In addition, the Company issued Common Stock Purchase Warrants (“Warrants”) to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock.  As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares.  The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants.  The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders’ deficit.  The remaining preferred stock is being accreted to its redemption value of $18.9 million over the two year period ending on the mandatory redemption date.

Seasonality

Following the wind-down of the Catalog Retail Segment, management expects the seasonal variation in consumer demand to have less of an impact on the operations of the Company; however, as the Company enters into more marketing arrangements with retailers and catalog companies, seasonality could have a greater impact on the Company.

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

Forward-Looking Information

Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. Forward-looking statements in this document include the adequacy of reserves for discontinued operations; the impact of the Company’s legal proceedings on the financial condition or operations of the Company; the expected decrease in quarterly fluctuation in future renewal levels; the adequacy of current and future taxable income to utilize the Company’s credit for net operating loss carryforwards; the impact of the September 11 terrorist activities on fourth quarter cash flows; the anticipated maintenance of fourth quarter cash flows from operating activities; the impact of seasonal variation in consumer demand and inflation;  and the Company’s anticipated liquidity and capital expenditures.  In addition, the words “believe”, “expect”, “anticipate”, “intend”, “designed”, “goal”, “priority”, “will”, “target”, and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including those identified below:

•         The economic outlook, including the continuing war on terrorism, and its effects on credit availability, interest rates, consumer spending patterns and the Company’s marketing operations and cash flows;

•         Deepening of the economic recession;

•         Adverse changes in relationships with vendors and business partners who provide club benefits or process credit card transactions;

•         Increasing reserve requirements by business partners;

•         Inability to develop replacement shopping club or other membership programs;

•         Loss of key management and executive talent;

•         Lower than expected membership renewal rates;

•         Higher than expected membership cancellation rates;

•         Higher than expected fluctuations in quarterly renewal rates;

•         Lower than expected cash flows in the fourth quarter of 2001;

•         Inability to profitably expand in the membership services market;

•         Excessive new member acquisition costs;

•         Inability to retain existing clients and attract new clients in the membership services market;

•         Inability to develop new membership programs;

•         Effects of possible system failures and rapid changes in technology;

•         Higher than expected cash requirements to settle known or unknown obligations of the Company’s discontinued operations;

•         Lower than expected taxable income to utilize the Company’s credit for net operating loss carryforwards;

•         Effects of possible unfavorable court rulings related to the Company’s pending legal proceedings;

•         Higher than expected cash requirements to fund the Company’s continuing operations and capital expenditures;

•         Lower than expected borrowing availability under the Company’s current credit facility;

•         Externally mandated changes in accounting guidelines and telemarketing practices;

•         Possible adverse effects of seasonal variation in consumer demand and inflation;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

The Company has a $20.0 million bank credit facility which bears interest at the prime rate of interest plus 3.0%. There were $10.5 million of borrowings outstanding under this bank credit facility as of September 29, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company would need to replace its existing credit facility agreement, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K

a.             Exhibits:

Exhibit 10.1 – Severance and Change of Control Agreement between Provell, Inc. and George S. Richards.

Exhibit 10.2 – Severance and Change of Control Agreement between Provell, Inc. and Michael T. McGowan.

b.             Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 20, 2001, reporting under “Item 5 Other Events” certain updated tables of the Company’s beneficial ownership to demonstrate compliance with the NASDAQ public float requirements.

The Company filed a Current Report on Form 8-K on July 25, 2001, reporting under “Item 5 Other Events” that Ralph Strangis resigned from the Company’s Board of Directors effective July 24, 2001.

The Company filed a Current Report on Form 8-K on September 12, 2001, reporting under “Item 5 Other Events” that the Company issued a press release, dated September 10, 2001, announcing the resignation of Kim Mageau as Senior Vice President and Chief Financial Officer of the Company and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated September 10, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVELL, INC.

Date:	November 13, 2001	By:	/s/ George S. Richards
George S. Richards
Chairman, President and Chief Executive Officer