Form 10-K
period 2001-12-31
PROVELL INC
filed 2002-04-17
CIK 883324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and such disclosure will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereof: Yes                No   X .

        As of the latest practicable date, indicate the number of shares of each of the Registrant's classes of common stock outstanding: On March 22, 2002, there were 7,402,536 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

        As of the latest practicable date, indicate the aggregate market value of the Registrant's voting stock held by non-affiliates: On March 22, 2002, based on the last sale price reported by The Nasdaq Stock Market ($0.58 per share), such securities had an aggregate market value of $3,715,083.

DOCUMENTS INCORPORATED BY REFERENCE:

        None

TABLE OF CONTENTS

PART I. ITEM 1. BUSINESS	3
General	3
Continuing Operations	3
Marketing	5
Operations	5
Discontinued Operations	6
Information Systems	6
Government Regulation	6
Competition	7
Employees	7
Trademarks and Trade Names	7
PART I. ITEM 2. PROPERTIES	8
PART I. ITEM 3. LEGAL PROCEEDINGS	8
PART I. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART I. ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT	9
PART II. ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9
PART II. ITEM 6. SELECTED FINANCIAL DATA	11
PART II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
General	12
Critical Accounting Policies	12
Results of Continuing Operations	13
Discontinued Operations	15
Liquidity and Capital Resources	16
Seasonality	19
Inflation	19
Recently Issued Accounting Pronouncements	19
Forward-Looking Information	19
PART II. ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
Index to Consolidated Financial Statements	21
PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
PART III. ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	42
PART III. ITEM 11. EXECUTIVE COMPENSATION	43
PART III. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	46
PART III. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	48
PART IV. ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	49
SIGNATURES	50
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K	52

PART I.

ITEM 1. BUSINESS

General

        Provell, Inc. ("Provell" or the "Company"), incorporated in Minnesota in 1986, develops, markets, and manages an extensive portfolio of unique and leading-edge membership and customer relationship management programs. Effective April 24, 2001, the Company changed its name from Damark International, Inc. to Provell, Inc. Members of the Company's proprietary programs receive value-added benefits, insightful information, and exclusive savings opportunities on a wide range of related products and services in areas of shopping, travel, hospitality, entertainment, health/fitness, finance and affinity activities such as cooking and home improvement. As of December 31, 2001, nearly 2.8 million consumers enjoyed benefits provided through Provell's membership programs.

        The Company's overall strategic objective has been to develop mutually beneficial, long-term relationships with clients and consumers. The Company believes it differentiates itself by its ability to develop high value renewable programs, products and services; deliver these value propositions seamlessly; and construct customized and integrated relationship management marketing offers.

        The Company had historically operated in three distinct businesses and marketplaces: catalog marketing, membership and e-fulfillment. The Company now operates in a single business segment: membership and customer relationship management programs. During 2000, the Company exited its non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into a wholly owned subsidiary named ClickShip Direct, Inc. ("ClickShip"). ClickShip's strategy was to provide outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These planned services included online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management. The ClickShip business was discontinued in February 2001. The results of ClickShip and the non-member catalog marketing businesses are reported as discontinued operations. See Note 2 to the Company's Consolidated Financial Statements.

Continuing Operations

        The Company believes the overall market for membership and customer relationship management programs is expanding and is under-penetrated by providers of such services. Provell currently offers twenty-one core membership value propositions through four distribution channels. In general, key factors that drive the Company's economic results are market size and growth prospects, sales conversion rates, new member acquisition costs, renewal rates and operating costs. New member acquisition efforts usually require an investment in the first year, which is recovered in subsequent years through membership renewal efforts. The level of the Company's profitability in any particular year is therefore dependent on the mix of acquisition and renewal business. See the selected financial data contained in Item 6 herein for the Company's revenues, net income or loss, total assets and other selected financial information for fiscal years 1997 through 2001.

Clubs

        In general, memberships in the Company's clubs provide discounts, value-added services, and other benefits related to consumer needs in the areas of shopping, travel, hospitality, entertainment, health/fitness, finance, and affinity activities such as cooking and home improvement. The Company currently markets the membership value propositions described below under its own brand names and those of its clients. During 2001, Provell introduced four new clubs and intends to continue to bring to market what it believes to be individually relevant and uniquely compelling membership concepts. The Company currently has several new membership value propositions in various stages of development, including line extensions to existing offerings and other affinity or hobby clubs.

        The following table summarizes the Company's existing membership value propositions:

Membership Value Propositions

Club	Major Benefits

Preferred Buyers' Club®	•	Catalog shopping, including best price guarantees

Insiders®	•	All benefits of the Preferred Buyers' Club® in addition to premium best price guarantees and discounted memberships with other service companies

Vacation Passport®	•	Discounted travel services and travel offers

Sensations	•	Vacation travel packages at exclusive rates with full-service travel arrangement services

Essentials for Home®	•	Savings on home merchandise and home-related services

Value PlusSM	•	Editorial based catalog with deeply discounted merchandise offers

Gift Gallery®	•	Gift-giving service containing members-only offers from renowned giftware and novelty companies at discounted, members-only prices

Buyer's Guard®	•	Increased manufacturers' warranties, best price guarantees, and discounted repair services

Budget Savers®	•	Household budget management and savings opportunities

Value Access®	•	Subscription to shopping catalog with discounted values

Rewards	•	Coupon-based catalog shopping program

Traveler's Choice®	•	Expanded travel services and members-only offers

Small Business Alliance®	•	Discounts to small business owners on a variety of business needs

Buyers PlusSM	•	Savings coupons on automotive merchandise and a variety of related services

Cooking In StyleSM	•	Cooking and entertaining resource

Today's Handyman®	•	Access to home improvement tips and ideas, merchandise, discounts and services

HomePlaySM	•	Discounts and unique product offerings for home entertainment enthusiasts

Credit RadarSM	•	Credit card registration, identity theft protection and household repair coverage

TechnoPerks	•	Catalog shopping for high-tech merchandise at a members-only discount

1to1shopper.com	•	Internet only shopping service

Explore USASM	•	Member services and discounts for travel by car

        All memberships are one year in duration, renewable annually, and generally offered on a one-month trial basis. The Company does not record any revenue during the trial period; however, during this time, members may use benefits as detailed in the original customer contact and the fulfillment literature subsequently delivered. Written materials for each program detail terms and conditions and provide information on how to access benefits. In the event consumers elect to cancel their memberships during the trial period, they must contact the Company to avoid billing. If a membership is not canceled, the annual fee is charged to the member's credit card. Renewal communications are delivered in advance of the expiration of a membership term and, unless the Company is notified to the contrary, members are charged the next year's fee. The Company's members are generally permitted to return their memberships at any time for either a full or pro-rated refund, depending upon the terms and conditions of the club.

Marketing

        Prior to closing the non-member catalog business in 2000, the Company marketed primarily to its proprietary house customer file. Membership acquisition was driven by mailing a catalog to targeted consumers and then offering the Preferred Buyers' Club® or another targeted membership program during an inbound telephone call in response to a catalog order. In other situations, names of prospective members selected from the Company's proprietary lists were called on an outbound basis by third-party telesales providers for the sole purpose of marketing a specific membership opportunity.

        In 1997, the Company began offering customized membership programs to customers of its clients to enhance the clients' brand equity and promote loyalty within client customer bases. Clients provide their customer lists to the Company, in strict accordance with consumer privacy safeguards, and the Company, in cooperation with its clients, identifies those customers most likely to become prospective membership purchasers. These prospects are then offered a membership program generally through either a direct mail or outbound telesales campaign managed by the Company using third-party providers, or through clients' own call centers during an inbound customer service contact (the "client inbound" business).

        During 2000 and 2001 the Company aggressively expanded its business with clients in order to replace the declining number of member leads from its proprietary house file. The expansion of the client business has resulted in membership acquisitions in 2000 and 2001 higher than any other years in the Company's experience. Gross acquisitions were 4.1 million in 2001, up from 3.5 million in 2000 and 2.3 million in 1999. Membership acquisitions obtained via client contracts were 98.5% of total acquisitions in 2001 as compared to 72.3% in 2000 and 49.7% in 1999.

        Currently, the Company's client base is comprised primarily of large financial institutions, oil companies, and consumer marketing organizations. In an effort to reduce acquisition costs, the Company expanded its client inbound marketing during 2001 by securing several contracts with consumer marketers. Under these contracts, the clients' telemarketing representatives solicit acquisitions to the Company's membership programs during inbound customer contacts. These contracts provide access to a large number of membership acquisition leads at favorable economics to the Company.

        With the exception of the client inbound business, the Company generally incurs all marketing expenses. The Company also bears all order processing and customer service expenses for client programs and pays commissions to clients based in most cases on membership revenues generated from their customer lists.

        Because the Company obtains substantially all of its marketing information from clients' customer lists, the Company must obtain client approval before marketing new programs to existing client customers. A majority of the client contracts may be terminated with 30 to 90 day written notice without cause or penalty. Upon termination of a client agreement, the Company usually retains the right to continue its relationship with the client's customers who have become members, but may not resolicit those members upon cancellation or non-renewal of their memberships.

Operations

Order Capture

        Provell receives a majority of its new member acquisitions data from third-party telemarketers and clients' inbound call centers. This information is entered into the Company's order capture system on a daily basis. Daily sales information received from these third parties and membership renewal data are sent by the Company's system on a daily basis to the Company's merchant processors. The Company also has product sales from its shopping club catalogs, all of which are received and processed by a third party. The third-party processor remits all billing information to the Company's merchant processors and sends the order information to the Company's system on a monthly basis.

Fulfillment

        Members receive membership kits that outline and provide access to the benefits offered by the membership program. The membership kits are designed in-house by the Company's creative department and then printed and mailed by third-party printers and fulfillment companies. Third-party marketing partners provide a majority of the products and services offered in the Company's membership programs. In exchange for the increased marketing exposure and potential increased sales volume, these vendors offer their products or services at discounted prices to members. Typically, the Company does not receive any payment from these vendors. Product orders are fulfilled through drop-ship arrangements with product distributors.

Customer Service

        Following the liquidation of ClickShip in 2001, Provell assumed management of the customer service call centers in Fayetteville, North Carolina and Junction City, Kansas. The Fayetteville facility was closed on June 30, 2001, and the Junction City location employed a total of 320 service representatives as of February 28, 2002. In addition, the Company utilizes a third-party inbound call services provider to assist with inquiries during peak call times. All call center agents receive training to familiarize themselves with each membership program.

Discontinued Operations

        In January 2000, the Company announced its plans to wind down its non-member catalog marketing and merchandising activities as a result of recurring losses. This business offered brand name, value-priced merchandise in the categories of computers, home office, electronics, home décor, home improvement and sports/fitness through a variety of catalog titles and an e-commerce web site. The wind-down was substantially completed by the end of the second quarter of 2000. The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into ClickShip, which was formed in January 2000. While ClickShip developed business relationships with several e-commerce customers, it was unable to generate sufficient revenues at sufficient margins to cover its high fixed-cost structure. In addition, negative capital market conditions prevented ClickShip from raising essential start-up capital. The ClickShip business was discontinued in February 2001.

        Both the former non-member catalog business and ClickShip are reported as discontinued operations effective December 31, 2000, and the consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented. Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the "Catalog Retail" segment. In addition, certain corporate expenses have been reclassified as discontinued operations in accordance with generally accepted accounting principles.

Information Systems

        The Company believes that the effective and efficient use of information systems technology is critical to its long-term success, and its operations are highly dependent upon multiple management information systems consisting of computer hardware and software. The Company utilizes custom software solutions based on n-tiered client-server architecture for its on-line transaction processing systems that manage order capture, fulfillment and customer service operations. Off-the-shelf packages and custom software utilize an internally developed data warehouse to support marketing and accounting functions.

Government Regulation

        The primary means by which the Company markets its membership programs is telemarketing. The telemarketing industry has become subject to an increased amount of federal and state regulation as well as general public scrutiny. Federal legislation limits the hours during which telemarketers may call consumers, prohibits the use of automated telephone dialing equipment to call certain telephone numbers and prohibits the use of deceptive, unfair or abusive practices in telemarketing sales. The Federal Trade Commission and state attorneys general have the authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's ability to successfully market its membership programs.

        Compliance with these laws and regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such laws and regulations. Additionally, the Gramm-Leach-Bliley Act ("GLB") and accompanying rules, which became mandatory in 2001, regulate the disclosure of personal information by banks and other financial institutions as defined under GLB. With few exceptions, financial institutions are prohibited from disclosing any account or credit card numbers to third parties for use in telemarketing or direct mail marketing, which impacts the Company's billing procedures with certain clients.

        Operating in the membership industry requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. Noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations.

        The Company currently has specific quality assurance controls and procedures in place to ensure that its programs and marketing practices meet or exceed industry standards and all state and federal regulations. The Company only collects and maintains customer data that is required to administer its membership business, including customer name, address and billing information in strict accordance with consumer privacy guidelines. Only public information, such as demographic and lifestyle data, is used for marketing and modeling purposes. The Company does not resell any confidential customer information that is obtained or derived from its marketing efforts, nor does it purchase consumer information from financial institutions. In addition, in December 1999, the Company entered into an agreement with the Minnesota Attorney General's Office adopting leading edge marketing practices to strengthen its advocacy of consumer privacy.

Competition

        The Company's principal competitors include MemberWorks, Inc. and Trilegiant, an affiliate and former division of Cendant Corporation. The Company also competes with large retailers, travel agencies, insurance companies and financial service institutions. Many of its competitors have substantially larger customer bases and greater financial and other resources than the Company, and offer membership programs that provide services analogous to, or which directly compete with, those provided by the Company. To date, the Company believes it has effectively competed with other industry players. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company to compete more directly with the Company, or provide programs comparable or superior to those provided by the Company at lower membership prices, or adapt more quickly than the Company to evolving industry trends or changing market requirements, or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

Employees

        As of February 28, 2002, the Company employed 295 persons on a full-time basis and 154 on a part-time basis. None of the Company's employees is party to a collective bargaining agreement. The Company's operations depend in part on its ability to attract, train and retain qualified personnel.

Trademarks and Trade Names

        The Company registers a majority of its membership program names as service marks with the U.S. Patent and Trademark Office. In addition to its membership program service marks, the Company's registered service marks include a pending registration for "Provell". The Company has several registration applications pending and will pursue other registrations as appropriate to establish and preserve its intellectual property rights.

ITEM 2. PROPERTIES

        The Company leases the following properties:

  •
  A 471,000 square foot distribution facility in Brooklyn Park, Minnesota under a two-year net lease that was terminated in January 2002,

  •
  A 250,000 square foot office and warehouse facility and adjoining 12-acre parcel in Brooklyn Park, Minnesota under a ten-year net lease expiring in June 2002,

  •
  A 38,000 square foot telemarketing facility in Junction City, Kansas under a ten-year net lease expiring in May 2006,

  •
  A 30,000 square foot telemarketing facility in Fayetteville, North Carolina under a five-year net lease expiring in July 2002,

  •
  A 25,000 square foot telemarketing facility in Brooklyn Center, Minnesota under a ten-year net lease expiring in January 2008,

  •
  A 17,000 square foot marketing support facility in Brooklyn Center, Minnesota under a five-year net lease expiring in March 2003,

  •
  A 32,000 square foot office facility in Minnetonka, Minnesota under a five-year net lease expiring in June 2005; and,

  •
  A 1,600 square foot business development office in Stamford, Connecticut under a two-year net lease expiring in October 2002.

        In January 2000, the Brooklyn Center telemarketing facility was closed in conjunction with the wind-down of the Company's non-member catalog retail business. A tenant is currently subleasing this facility. The Company has subleased substantially all of the warehouse space in its 250,000 square foot office and warehouse facility through the end of its lease term. In February 2002, the Company subleased the 17,000 square foot marketing support facility in Brooklyn Center through the end of its lease term. The Company believes that its properties are well maintained and in good operating condition and will be sufficient to accommodate its operations in 2002.

ITEM 3. LEGAL PROCEEDINGS

        On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court brought by four customers seeking to represent a class of consumers. The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws. Plaintiffs seek both damages and injunctive relief. The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status. The Company's and plaintiffs' cross-motions for summary judgment are currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company.

        On April 17, 2001, four former ClickShip employees filed a complaint styled as a class action in Federal District Court in Minnesota against the Company, alleging that the Company had failed to provide appropriate notice to employees and pay annual performance bonuses when ClickShip's operations were ceased. Plaintiffs seek payment in lieu of notice, incentive pay, and statutory penalties. The Company believes it has strong factual and legal defenses and is vigorously defending the allegations. This matter is currently in the discovery phase of litigation. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the executive officers of the Company as of March 22, 2002, their ages, titles, the date first appointed as an officer of the Company and employment history for the past five years:

Name	Age	Title
George S. Richards	37	Chairman, President and Chief Executive Officer
Rodney C. Merry	45	Senior Vice President and Chief Information Officer
Michael T. McGowan	38	Senior Vice President of Marketing
Michael T. Del Viscio	53	Vice President of Merchandising

        Executive officers of the Company are elected at the discretion of the Board with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

        Mr. Richards has been the Company's Chairman, President and Chief Executive Officer since February 2001, and President and Chief Operating Officer since September 1998. Mr. Richards has served in various executive capacities of Provell since 1995. Prior to that, Mr. Richards held a variety of senior management positions at Montgomery Ward Direct and Sears, Roebuck & Co. and was a Senior Consultant in the Consumer Interest Group practice at McKinsey & Company, Inc. in New York and Chicago.

        Mr. Merry has been the Company's Senior Vice President and Chief Information Officer since September 1998 and has served as an officer since November 1997 and senior manager since September 1996. From February to September 1996, Mr. Merry served as Vice President of Operations for Publishing Business Systems. From January 1995 to February 1996, Mr. Merry served as the Company's Director of Application Development.

        Mr. McGowan was promoted to Senior Vice President of Marketing in January 2002 and had formerly served as Vice President of Marketing since January 1999. During this time he has also assumed various responsibilities for Catalog Marketing and Call Center Operations. From January 1998 through December 1998, he served as Director of Membership Marketing, Business Development and Ancillary Services. Mr. McGowan joined Provell in November 1996 as Manager of Membership Marketing and Ancillary Services.

        Mr. Del Viscio joined Provell in February 1999 as Vice President of Merchandising. Prior to Provell, he served as President and Chief Executive Officer of Head to Toe, a division of ACI Capital, from January 1997 through February 1999. From May 1994 through January 1997, Mr. Del Viscio was Senior Vice President of the Penn Traffic Company.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock (the "Common Stock") trades on the Nasdaq Stock Market under the symbol "PRVL." The Company has received notice from Nasdaq that it is not in compliance with the Nasdaq National Market's minimum stock price and minimum market value requirements for publicly held shares. See additional discussion in Item 7. under the caption "Liquidity". As of March 22, 2002, there were 7,402,536 shares outstanding and 489 holders of record.

        The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock.

	High	Low
2001
Fourth quarter (September 30 to December 31)	$1.950	$0.760
Third quarter (July 1 to September 29)	4.080	1.200
Second quarter (April 1 to June 30)	4.610	2.990
First quarter (January 1 to March 31)	10.750	2.719
2000
Fourth quarter (October 1 to December 31)	$13.500	$5.938
Third quarter (July 2 to September 30)	20.313	12.250
Second quarter (April 2 to July 1)	34.000	16.750
First quarter (January 1 to April 1)	48.500	15.375

        The Company has never declared or paid cash or stock dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying dividends in the foreseeable future. In addition, the Company's credit agreement limits the payment of dividends.

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

Selected Consolidated Financial Data

(Amounts in thousands except for per share data)
	Years Ended December 31
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net revenues	$138,080	$135,940	$138,188	$89,369	$64,356
Costs and expenses(1)	162,708	108,117	108,823	75,569	45,295

Operating income	(24,628)	27,823	29,365	13,800	19,061
Amortization of discount on Senior Convertible Notes	14,084	—	—	—	—
Other expense, net	1,421	436	118	222	67

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting	(40,133)	27,387	29,247	13,578	18,994
Income tax provision	(40,436)	(10,406)	(9,944)	(4,617)	(6,458)

(Loss) income from continuing operations before cumulative effect of change in accounting	(80,569)	16,981	19,303	8,961	12,536
Discontinued operations, net of tax(1),(2)	1,321	(63,189)	(18,067)	(28,576)	(6,231)
Cumulative effect of accounting change, net of tax(3)	—	(14,201)	—	—	—

Net (loss) income	(79,248)	(60,409)	1,236	(19,615)	6,305
Preferred stock-related charges	(3,521)	(2,786)	—	—	—

Net (loss) income available to common shareholders	$(82,769)	$(63,195)	$1,236	$(19,615)	$6,305

Basic (loss) income per share:
(Loss) income from continuing operations	$(12.49)	$2.94	$3.28	$1.23	$1.56
Discontinued operations, net of tax	0.20	(10.96)	(3.07)	(3.94)	(0.78)
Cumulative effect of accounting change, net of tax	—	(2.46)	—	—	—
Preferred stock-related charges	(0.54)	(0.48)	—	—	—

Net (loss) income per share available to common shareholders	$(12.83)	$(10.96)	$0.21	$(2.71)	$0.78

Weighted average common shares outstanding	6,453	5,766	5,877	7,250	8,033

Diluted (loss) income per share:
(Loss) income from continuing operations	$(12.49)	$2.94	$3.13	$1.23	$1.47
Discontinued operations, net of tax	0.20	(10.96)	(2.93)	(3.94)	(0.73)
Cumulative effect of accounting change, net of tax	—	(2.46)	—	—	—
Preferred stock-related charges	(0.54)	(0.48)	—	—	—

Net (loss) income per share available to common shareholders	$(12.83)	$(10.96)	$0.20	$(2.71)	$0.74

Weighted average common and common-equivalent shares outstanding	6,453	5,766	6,177	7,250	8,480

	December 31
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$(73,351)	$(23,601)	$(204)	$789	$24,299
Total assets	95,361	156,724	93,705	91,572	148,212
Total indebtedness	4,233	5,150	—	5,140	44,400
Redeemable preferred stock	29,991	16,417	—	—	—
Common shareholders' (deficit) equity	(88,898)	(24,040)	29,417	34,062	68,663

(1)
Includes $9,852 of asset impairment charges in 1998, including $2,301 of software written off as part of the Company's Year 2000 compliance initiative. Costs and expenses from continuing operations include $2,394 of the total charge while the remaining $7,458 has been allocated to discontinued operations.

(2)
Reflects the results of operations for the Company's non-member catalog and e-fulfillment businesses and certain corporate expenses. Results of operations for these businesses were included in the Company's Catalog Retail segment prior to fourth quarter 2000. Prior year results of operations have been restated. See Note 2 to the Company's Consolidated Financial Statements.

(3)
Reflects the cumulative effect of adopting Staff Accounting Bulletin (SAB) No. 101—Revenue Recognition in Financial Statements. Prior period financial statements have not been restated. See Note 1 to the Company's Consolidated Financial Statements.

(4)
Includes a charge of $48.7 million in 2001 to record a deferred tax valuation allowance. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Provell develops, markets and manages an extensive portfolio of unique leading-edge membership and customer relationship management programs. Members of the Company's proprietary programs receive value-added benefits, insightful information, and exclusive savings opportunities on a wide range of related products and services in the areas of shopping, travel, hospitality, entertainment, health/fitness, finance, and affinity activities such as cooking and home improvement. As of December 31, 2001, nearly 2.8 million consumers enjoyed benefits provided through Provell's membership programs. The Company was founded in 1986 and is headquartered in Minneapolis, Minnesota.

        The Company currently operates in a single business segment: membership and customer relationship management programs. During 2000, the Company exited the non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into ClickShip, a wholly owned subsidiary. ClickShip's strategy was to provide outsourcing of order fulfillment and customer care services to retailers, e-tailers, direct marketers, and manufacturers. These planned services included online and offline order-capture, payment processing, inventory receipt, warehousing, merchandise shipment, after-the-sale customer service and support, and returns management. The ClickShip operations were closed in February 2001. Prior period results of operations for the non-member catalog marketing business and ClickShip have been reported as discontinued operations in the Company's financial statements. See Note 2 to the Company's Consolidated Financial Statements.

        Following the liquidation of ClickShip, Provell assumed management of the call centers and data center. Provell also outsources certain teleservices activities and customer service with carefully selected telemarketing providers.

Critical Accounting Policies

        The Company believes the following are its critical accounting policies:

Revenue and Solicitation Costs Recognition

        The Company adopted Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes) in 2000. Prior period financial statements were not restated. Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months. The allowance for returns is based on the Company's most recent return experience and is updated each quarter. The majority of the Company's members can return a membership at any time prior to expiration of the membership term and receive either a full or pro-rated refund for the remaining portion of the membership period.

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

        Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet net of direct solicitation and other costs and, once the trial period had lapsed, amortized into income over the remaining membership period, generally eleven months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed.

Accounting for Income Taxes and Valuation of Deferred Tax Assets

        The Company estimates the actual current tax expense together with assessing temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as operating loss carryforwards. In addition, the Company assesses the likelihood that the deferred tax asset will be recovered from future taxable income and to the extent management believes that recovery is not more likely than not, a valuation allowance is established. To the extent the valuation allowance is established or increased in a period, an additional tax provision is recorded.

        Management judgment is required in determining the provision for income taxes, the net deferred tax asset and any valuation allowance recorded against the deferred tax asset. As a result of the financing transactions discussed in Note 6, in February 2001, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code. Accordingly, the Company's net operating loss ("NOL") carryforwards generated prior to the ownership change will be subject to an annual limitation that will limit or defer the utilization of these losses. The NOLs expire in 20 years. At December 31, 2001, the Company assessed its deferred tax asset position and concluded that the entire asset did not meet the "more likely than not" criteria required by generally accepted accounting principles for realization.

Results of Continuing Operations

        During 2001, the Company maintained the membership acquisition pace established during the second half of 2000, despite paring back less economically attractive member acquisition marketing. Acquisition levels have been relatively consistent for the last six quarters, which is intended to help minimize quarterly fluctuations in future renewal levels. Gross new member acquisitions during 2001 increased to 4.1 million from 3.5 million in 2000 and 2.3 million in 1999. The significant increase in membership acquisitions was driven by the Company's effort to grow its membership base and replace membership acquisition leads lost due to the wind-down of its non-member catalog retail business through increasing revenues, programs and relationships with its clients, who are large consumer list owners. Member acquisition from clients' lists accounted for 98.5% of the new member acquisitions in 2001 as compared to 72.3% in 2000 and 49.7% in 1999. At December 31, 2001, the Company's membership count was nearly 2.8 million members, up from 2.6 million and 2.2 million at December 31, 2000 and 1999, respectively. The Company's client roster now includes several of the nation's largest credit card issuers, as well as a number of premier consumer marketing organizations.

        The Company reported 2001 net revenue of $138.1 million, as compared to $135.9 million in 2000 and $138.2 million in 1999. The average membership fee was $83.49 in 2001 as compared to $79.81 in 2000 and $65.63 in 1999.

        The Company reported an operating loss of $(24.6) million in 2001 as compared to operating income of $27.8 million in 2000 and $29.4 million in 1999. Operating income (loss) before deferral accounting was $(23.3) million in 2001 as compared to $5.7 million in 2000 and $32.3 million in 1999. As more fully discussed below, the operating loss for 2001 is attributable primarily to the high member acquisition costs incurred during the fourth quarter of 2000 and the first half of 2001, a lower mix of renewal revenue, and the high cost infrastructure following the closing of ClickShip in the first quarter of 2001.

        During the fourth quarter of 2000 and continuing throughout the first quarter and a portion of the reported second quarter of 2001, the Company marketed to a larger proportion of lists with comparatively less attractive first year economics than in prior periods, primarily using outbound telemarketing, in order to generate the short-term cash flow necessary to fund liabilities associated with the wind-down of ClickShip and to replace the Company's bank line of credit. Following its closing on a $20.0 million revolving credit facility on March 27, 2001, the Company shifted its focus to reducing the cost per net name acquired ("CPNN") and by fourth quarter of 2001, had successfully reduced its CPNN by 73.0% relative to the first quarter of 2001. The reduction in CPNN was achieved by shifting the mix of membership acquisitions to the more economically attractive consumer client sector, increasing membership fees and expanding multiple sale marketing occasions, while paring less attractive member acquisition marketing. During 2001, the consumer client marketing sector accounted for 27.4% of membership acquisitions as compared to 17.1% in 2000 and 2.7% in 1999. Increased marketing within the consumer client sector also led to increased inbound telemarketing at the clients' call centers, which is a more efficient first year marketing method as compared to outbound telemarketing and direct mail solicitation. Member enrollments obtained via inbound telemarketing during 2001 increased 68.4%

over 2000. While the CPNN improved dramatically throughout 2001, the high marketing costs incurred in the fourth quarter of 2000 and first quarter of 2001 were amortized into expense throughout the year as required under deferral accounting rules. The financial benefit from marketing to lists with a lower CPNN will be recognized ratably over the remaining membership period. Reductions in the CPNN have also increased the deferred gross margin on the Company's balance sheet. At December 31, 2001, the deferred gross margin, which will be recognized in the Company's 2002 income statement, had increased to $15.2 million from $5.6 million at the end of the first quarter of 2001 and $14.0 million at December 31, 2000.

        The mix of acquisition and renewal revenues has also had a negative impact on operating income in 2001. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of significant, first year marketing costs, much like a catalog business. During 2001, gross renewal revenue was 26.1% of total gross revenue as compared to 30.0% in 2000 and 33.9% in 1999. In addition, the shift away from the Company's house file has also had a negative impact on operating income since no client commissions are paid on the house file renewals. During 2001, the house file accounted for 33.7% of total gross renewal revenues, down from 65.8% in 2000 and 82.3% in 1999. As previously discussed, the Company has focused on attempting to level out the quarterly fluctuations in its renewal portfolio by maintaining a consistent acquisition pace since the third quarter of 2000.

        Finally, Provell assumed a high cost information technology and call center infrastructure, required to be accounted as part of continuing operations following the closing of ClickShip. Accordingly, the Company reduced its corporate staff by 29% and closed its Fayetteville call center during the second quarter, rationalized computer hardware maintenance and lease payments throughout the year and late in the third quarter, deployed additional call routing and membership save strategy technologies in order to minimize labor costs in the Company's call center. Management believes that the cost savings resulting from these initiatives will benefit future operating results.

        Operating income for 2000 was $27.8 million, a 5.3% decrease from 1999 operating income of $29.4 million. On a pro forma basis, assuming SAB 101 had been adopted retroactively, 2000 operating income would have increased 6.9%. Operating income for 1999 reflects a charge of $19.1 million for commissions to the former Catalog Retail segment. In conjunction with the non-member catalog wind-down, these costs were not incurred during 2000 but were generally replaced by commissions paid to clients as the Company shifted its marketing efforts to client business. The increase in the Company's membership base and club price increases were the primary contributors to the operating income growth in 2000.

        Consolidated reported net losses were $64.2 million in 2001, $60.4 million in 2000, and in 1999 the Company reported net income of $1.2 million. The results for 2001 include an after-tax, non-cash charge of $14.1 million for amortization of the note discount related to the private placement of $14.2 million in 10% Senior Convertible Notes (the "Notes") in February 2001. The 2000 net loss includes $63.2 million of operating losses, net of taxes, from the Company's discontinued operations and a $14.2 million after tax non-cash charge related to the cumulative effect of adopting SAB 101. The results for 1999 include $18.1 million of operating losses, net of taxes, from the Company's discontinued operations.

        The Company's effective tax rate was 38.0% in 2000 and 34.0% in 1999. The effective tax rate in 2001 was not meaningful because of the net loss in 2001, which included non-deductible charges of $14.8 million for the amortization of discount and interest associated with the Notes, which have been treated as permanent differences for tax purposes. Additionally, a charge of $48.7 million was recorded in 2001 to establish a deferred tax valuation allowance. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not, in accordance with generally accepted accounting principles. The effective tax rate increased to 38% in 2000 from 34% in 1999 as a result of additional state income taxes associated with the restructuring of the Company's operations.

        As a result of the financing transactions discussed in Note 6, the Company experienced an ownership change in February 2001 as defined under Section 382 of the Internal Revenue Code. Accordingly, the Company's NOL carryforwards generated prior to the ownership change will be subject to an annual limitation that will limit or defer the utilization of these losses. The NOLs expire in 20 years.

Discontinued Operations

        The aggregate loss from discontinued operations includes losses from the Company's non-member catalog marketing and merchandising activities and from ClickShip, as well as certain corporate expenses. The non-member catalog marketing and merchandising activities were wound down during 2000. ClickShip operations were closed in February 2001.

        Net liabilities of discontinued operations include the following at December 31, 2001 and 2000 (in thousands):

	2001	2000
Assets:
Lease deposit and other	$1,939	$2,312
Property and equipment, net of estimated loss on disposal	—	500
Note receivable from former officer	954	871
Other current assets, net	13	1,909
Liabilities:
Accounts payable	(960)	(6,529)
Future lease obligations	(3,324)	(6,906)
Operating losses through disposal date	—	(4,000)
Interest	(312)	(1,300)
Other wind-down related expenses	(5,179)	(13,383)

Net liabilities of discontinued operations	(6,869)	(26,526)
Less: Current portion	(6,869)	(23,830)

Net liabilities of discontinued operations, long-term	$—	$(2,696)

        The note receivable from a former officer is due on January 2, 2003, bears interest at prime plus 3% on the unpaid principal balance and is secured by future payments owing to the former officer.

        The estimated loss on disposal recorded in 2000 was $18.2 million, net of a tax benefit of $11.2 million. The loss included $9.2 million for the impairment and write-off of property and equipment and other assets, operating losses through the disposal date and other estimated costs to exit these operations of approximately $18.9 million plus future interest expense of $1.3 million. During the fourth quarter of 2001, reserves for estimated losses were reduced by $2.1 million, $1.3 million net of tax, following the favorable resolution of certain liabilities and asset sales. Actual amounts could differ from these estimates.

        Summary operating results of the discontinued operations for the two years ended December 31 are as follows (in thousands):

	2000	1999
Net revenues	$62,772	$292,758
Operating loss	(68,337)	(27,386)
Interest expense	(1,387)	(372)
Loss on sale-leaseback of building	(2,741)	—
Other	(80)	(67)

Loss before taxes and extraordinary item	(72,545)	(27,825)
Tax benefit	27,567	9,461
Extraordinary gain on land condemnation, net of taxes of $153	—	297

Net loss	$(44,978)	$(18,067)

        In December 2000, the Company sold ClickShip's fulfillment center for $22.0 million and entered into an agreement, which was terminated in January 2002, to lease back 471,000 square feet of the facility. The Company will record the termination of this agreement in the first quarter of 2002 by offsetting the lease deposit against the corresponding lease obligation. The net proceeds from the sale were $11.7 million after repayment of a construction loan. A pre-tax loss of $2.7 million on the sale has been included as part of discontinued operations in 2000. Additionally, the lease commitment was included in the estimated loss on disposal.

Liquidity and Capital Resources

General

        Currently, the Company's liquidity needs arise primarily from funding the growth of its continuing membership business, liquidating its discontinued operations, and from capital expenditures.

        On March 5, 2002, the Company received notice through its payment processor that the Company will be disqualified from participating in the Visa program as a merchant, effective April 4, 2002. According to the notice, there is a right to appeal the decision at the payment processor's choice. The Company's payment processor, with the Company's cooperation, has submitted an appeal. On April 1, 2002, the Company received notice through its payment processor that the effective date of its pending disqualification would be extended to May 17, 2002 while the appeal is being considered.

        If an appeal is not successful, the Company would no longer be able to participate in the Visa program as a merchant and therefore would no longer have the independent ability to bill a significant number of its customers for membership enrollments and renewals. The Company is currently exploring other billing methods and alternative marketing and reselling approaches for its membership programs to Visa cardholders, including wholesale relationships with its clients and/or an outright sale of its renewal book to a third party. Termination of the Company's participation as a merchant in the Visa program without alternative marketing and/or reselling approaches in place would reduce the Company's revenue and cash flow but would also reduce the Company's expected operating loss for 2002 due to reduced investments in new member acquisitions and lower credit card fees.

        Since December 2001, the Company's payment processor has increased from $5.3 million to $10 million the amount of reserves the Company must keep on deposit with the payment processor. The magnitude of these reserves substantially reduces the borrowing availability under the Company's amended credit facility. The payment processor has denied the Company's requests for the release of a significant or any portion of the reserves but has indicated a willingness to consider proposals from the Company for alternative "near cash" forms of collateral such as a letter of credit.

        Management believes that, unless the Company quickly obtains additional financing or the Company's payment processor releases a significant portion of the reserves it is currently holding, cash expected to be generated from continuing operations and availability under the Company's amended credit facility will not be sufficient to provide adequate liquidity in the immediate short-term and during the balance of 2002 to fund the operations of the Company.

        The Company's ability to obtain additional financing will depend upon a number of factors, including the outcome of the appeal discussed above, the Company's future performance and financial results, and general economic and capital market conditions. The Company cannot predict whether it will be able to raise additional capital on reasonable terms or at all. In addition, the Company is exploring other possible strategic alternatives to meet its immediate and future liquidity needs, including filing a petition under Chapter 11 of the United States Bankruptcy Code.

        The Company has received notice from the Nasdaq Stock Market that it is not in compliance with the Nasdaq National Market's minimum-stock-price and minimum-market-value requirements for publicly held shares. The Company is exploring means of regaining compliance before May 15, 2002, the date by which Nasdaq has indicated these requirements must be addressed. Failure to maintain its Nasdaq listing would materially and adversely affect the Company's ability to raise capital. Such a failure, among others, would also be an event of default under the terms of the Company's Series D and Series E Preferred Stock, which would allow the holders of those shares to force the Company to redeem their shares at 125% of the purchase price, or approximately $40.1 million in the aggregate. See the discussion under "Financing" below regarding other events that would allow the holders of the Series D and E preferred stock to require the Company to redeem their shares.

Cash Flow

        The Company used $4.9 million of cash for operations during 2001 as compared to generating $8.0 million in 2000 and $32.9 million in 1999. Cash usage in 2001 reflects aggressive acquisition marketing, funding of returns from increased acquisition quarters in the last half of 2000 and a shift in mix between renewals and acquisitions year over year as the Company focused on leveling its book of renewal business for future quarters. In addition, reserves required by key business partners increased significantly during 2001. During the third quarter of 2001, the requirements of the Gramm-Leach-Bliley Act ("GLB") regarding consumer privacy and credit card security became mandatory, negatively impacting the timing of cash collections. Several clients migrated to direct settlement processes and away from the interchange system, thereby delaying remittances to the Company. These delays in the collection cycle have been partially mitigated by renegotiated vendor payment terms to more closely correspond with the timing of cash collections. Despite the challenges imposed by GLB and increased acquisition activity, the Company generated $16.2 million in cash from operations during the second half of 2001. The Company was able to generate cash during the second half of 2001 due to higher renewal levels resulting from the increased acquisition activity that began during the second half of 2000 and due to the decreases in CPNN achieved during the second half of 2001.

Capital Expenditures

        During 2001, the Company incurred capital expenditures of $1.9 million in its continuing operations, as compared to $2.6 million in 2000. The investment in 2001 was primarily related to its management information systems. Management estimates that, if sufficient funds are available, the Company would invest up to an additional $5.0 million in capital expenditures during 2002, principally related to its management information systems.

Financing

        On March 27, 2001, the Company entered into a $20.0 million revolving credit facility. The facility, as amended, expires on January 31, 2003, and is available for working capital and general corporate needs. As amended, the maximum revolver amount under the facility will be gradually reduced from $17.5 million in April 2002 to $10 million in December 2002. Availability under the facility is determined monthly based upon the sufficiency of eligible receivables and cash collections and can be adjusted at any time within the bank's permitted discretion. The reserve currently held by the Company's payment processor negatively affects availability under the facility. See the discussion under "Liquidity" above.

        Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (7.75% at December 31, 2001) and are secured by all assets of the Company. The credit facility includes covenants, which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of December 31, 2001 there was a $0.9 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip. At December 31, 2001, the Company had $4.2 million outstanding under the credit facility, $13.8 million available for additional borrowings (not including amounts reserved for ClickShip expenditures) and was in compliance with all covenant requirements except for its earnings before interest and taxes ("EBIT") and net worth covenants. In amending the facility, the Company's lending syndicate waived the covenant violations and agreed to new covenant thresholds for minimum levels of EBIT, adjusted tangible net worth and customer base, among other matters.

        In February 2001, the Company terminated its former $10.0 million commercial credit facility, which was available for working capital and general corporate needs. Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

        On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002 ("Notes"). Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001. In July 2001, 13,500 shares of Series E Preferred Stock were converted into Common Stock. The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The Company received $10.0 million of the proceeds at closing, and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

        Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in capital and as a discount on the original note obligation. Prior to conversion to Series E Preferred Stock, the discount was amortized ratably over the original term of the Notes using the effective interest method. Prior to the conversion of the Notes, the Company recorded a charge of $14.1 million or $2.18 per share of amortization expense pertaining to the note discount. This amount is not deductible for income tax purposes.

        The Series E Preferred Stock is redeemable at 125% of the outstanding stated value upon the occurrence of a triggering event (such as failure to maintain applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company's Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of then-current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

        On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company's Common Stock at $12.94 per share, subject to certain adjustments for future events. In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes. In July 2001, 10,800 shares of Series D Preferred Stock were converted into Common Stock. The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company's option, shares of the Company's Common Stock valued at 90% of its then-current market price. Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of its then-current market price. The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

        In addition, the Company issued Common Stock Purchase Warrants ("Warrants") to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares. The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants. The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders' deficit. The remaining Series D Preferred Stock is being accreted to its redemption value of $18.9 million over the two-year period ending on the mandatory redemption date.

        Because the proceeds allocated to the Series D preferred shares were less than the fair value of the Common Stock that would be issuable upon assumed conversion as of September 29, 2000, the issuance of the preferred shares resulted in a non-detachable beneficial conversion feature that was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The beneficial conversion feature of $2.0 million was accounted for as an immediate dividend to the Series D preferred shareholders since the Series D preferred shareholders have immediate conversion rights. Since the Company had an accumulated deficit as of the approval date, the beneficial conversion feature and the preferred stock accretion was netted against additional paid-in capital rather than accumulated deficit, resulting in no change to net shareholders' deficit.

        The Company has received notice from Nasdaq that it is not in compliance with the Nasdaq National Market's minimum stock price and minimum market value requirements for publicly held shares. The Company is exploring means of regaining compliance before May 15, 2002, the date by which Nasdaq has indicated these requirements must be addressed. Failure to maintain its Nasdaq listing would materially and adversely affect the Company's ability to raise capital and would be an event of default under the terms of the Company's Series D and Series E Preferred Stock, which would allow the holders of such preferred stock to force the Company to redeem their shares at 125% of the purchase price, or approximately $40.1 million in the aggregate.

Share Repurchases

        During 1999, the Company repurchased approximately 794,000 shares of its Common Stock at an aggregate cost of $7.1 million. Repurchased shares were acquired under a series of programs authorized by the Company's Board of Directors (the "Board") that included private and open market transactions. During the fourth quarter of 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 2001 no shares had been purchased under this program, and all share repurchases authorized under previous programs were completed. The Company's revolving credit facility executed in March 2001 prohibits any further share repurchases by the Company.

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

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method.

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

        In September 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

Forward-Looking Information

        Certain of the matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995. Important factors exist that could cause results to differ materially from those anticipated by some of the statements herein. Forward-looking statements in this document include the adequacy of reserves for discontinued operations; the impact of the Company's legal proceedings on the financial condition or operations of the Company; the ability to participate as a merchant in the Visa program or the ability to migrate a substantial portion of the Company's Visa business to other billing methods and/or alternative marketing and reselling approaches; the ability to maintain Nasdaq listing requirements; the expected decrease in quarterly fluctuation in future renewal levels; the adequacy of current and future taxable income to utilize the Company's credit for NOL carryforwards; the impact of seasonal variation in consumer demand and inflation; and the Company's anticipated liquidity and capital expenditures. In addition, the words "believe", "expect", "anticipate","estimates", "intend", "designed", "goal", "priority", "will", "target", and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including those identified below:

  •
  The economic outlook, including the continuing war on terrorism, and its effects on credit availability, interest rates, consumer spending patterns and the Company's marketing operations and cash flows;

  •
  Deepening of the economic recession;

  •
  Inability to participate in the Visa program without migrating a substantial portion of the Company's Visa business to other billing methods and/or alternative marketing and reselling approaches;

  •
  Adverse changes in relationships with vendors and business partners who provide club benefits or process credit card transactions;

  •
  Increasing reserve requirements by business partners such as the Company's payment processor;

  •
  Higher than expected cash requirements to fund the Company's continuing operations and capital expenditures;

  •
  Lower than expected borrowing availability under the Company's current credit facility;

  •
  Inability to retain Nasdaq listing of the Company's Common Stock, and the associated risk related to potential redemption of the Company's preferred stock;

  •
  Lower than expected membership renewal rates;

  •
  Higher than expected membership cancellation rates;

  •
  Higher than expected fluctuations in quarterly renewal rates;

  •
  Inability to profitably expand in the membership services market;

  •
  Inability to generate sufficient cash to provide adequate liquidity;

  •
  Excessive new member acquisition costs;

  •
  Inability to retain existing clients and attract new clients in the membership services market;

  •
  Inability to develop new membership programs;

  •
  Loss of key management and executive talent, especially the Company's Chairman, President and Chief Executive Officer;

  •
  Effects of possible system failures and rapid changes in technology;

  •
  Higher than expected cash requirements to settle known or unknown obligations of the Company's discontinued operations;

  •
  Lower than expected taxable income to utilize the Company's credit for NOL carryforwards;

  •
  Effects of possible unfavorable court rulings related to the Company's pending legal proceedings;

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has a $20.0 million bank credit facility which bears interest at the prime rate of interest plus 3.0%. There were $4.2 million of borrowings outstanding under this bank credit facility as of December 31, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company would need to replace its existing credit facility agreement, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Because of the uncertainty surrounding the impact of the Company's pending appeal concerning its potential disqualification from participation in the Visa program, the level of reserves currently held by the Company's payment processor, and the Company's pending delisting from the Nasdaq Stock Market, together with the uncertainty of whether the Company can obtain additional financing, the Company is not able at this time to produce (without unreasonable cost or expense) audited financial statements as of December 31, 2001 and the year then ended. Therefore, no auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' deficit of the Company for the fiscal 2001 periods in accordance with generally accepted accounting principles.

PROVELL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31

(Amounts in thousands except per share data)	2001	2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$78	$13,107
Trade accounts receivable, net	31,033	39,586
Deferred membership solicitation costs	40,487	41,728
Prepaid membership materials and marketing costs	7,629	15,408
Deferred income taxes	—	26,490
Other	1,690	1,731

Total current assets	80,917	138,050
Property and equipment, net	4,226	3,959
Other assets, net	45	50
Noncurrent deferred income taxes	10,173	14,665

Total assets	$95,361	$156,724

Liabilities and Shareholders' Deficit:
Current liabilities:
Borrowings under revolving credit facility	$4,233	$5,150
Accounts payable	22,604	20,387
Accrued expenses:
Payroll and benefits	1,204	3,352
Returns	31,737	40,339
Marketing and solicitation	12,902	10,091
Other	8,822	2,819
Deferred membership revenue	55,724	55,683
Deferred income taxes	10,173	—
Net liabilities of discontinued operations, current	6,869	23,830

Total current liabilities	154,268	161,651

Net liabilities of discontinued operations, long-term	—	2,696

Series D redeemable convertible preferred stock, liquidation preference $23,650 and $25,000, respectively, net of unamortized discount of $1,580 and $3,583, respectively	17,441	16,417
Series E redeemable convertible preferred stock, liquidation preference $16,420, net of unamortized discount of $679	12,550	—

Commitments and contingencies (Notes 1 and 10)
Shareholders' deficit:
Class A Common Stock, $.01 par, 75,000 and 20,000 shares authorized at December 31, 2001 and December 31, 2000, respectively; 7,132 and 5,857 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	71	58
Class B Common Stock, $.01 par, 2,000 shares authorized; none issued or outstanding	—	—
Series C Junior Participating Preferred Stock, $.01 par, 400 shares authorized; none issued or outstanding	—	—
Paid-in capital	72,818	58,594
Common stock warrants	2,800	2,800
Preferred stock dividends payable	318	165
Accumulated deficit	(164,905)	(85,657)

Total shareholders' deficit	(88,898)	(24,040)

Total liabilities and shareholders' deficit	$95,361	$156,724

The accompanying notes are an integral part of these consolidated financial statements.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(Amounts in thousands except per share data)	2001	2000	1999
	(unaudited)
Net revenues	$138,080	$135,940	$138,188
Costs and expenses:
Operating and marketing expenses	143,442	88,911	93,414
General and administrative expenses	19,266	19,206	15,409

Total costs and expenses	162,708	108,117	108,823

Operating (loss) income	(24,628)	27,823	29,365
Interest expense, net	1,403	—	—
Amortization of discount on Senior Convertible Notes	14,084	—	—
Other expenses, net	18	436	118

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting	(40,133)	27,387	29,247
Income tax provision	(40,436)	(10,406)	(9,944)

(Loss) income from continuing operations before cumulative effect of change in accounting	(80,569)	16,981	19,303
Discontinued operations:
Loss from operations, net of taxes of $27,567 and $9,308 in 2000 and 1999, respectively	—	(44,978)	(18,067)
Estimated gain (loss) on disposal, net of taxes of $(809) and $11,162 in 2001 and 2000, respectively	1,321	(18,211)	—
Cumulative effect of change in accounting, net of taxes of $8,703	—	(14,201)	—

Net (loss) income	(79,248)	(60,409)	1,236
Beneficial conversion feature related to issuance of Series D Preferred Stock	—	(1,989)	—
Preferred stock dividends and amortization	(3,521)	(797)	—

Net (loss) income available to common shareholders	$(82,769)	$(63,195)	$1,236

Basic loss per common share:
(Loss) income from continuing operations	$(12.49)	$2.94	$3.28
Income (loss) from discontinued operations	0.20	(10.96)	(3.07)
Cumulative effect of change in accounting	—	(2.46)	—
Preferred stock dividends and amortization	(0.54)	(0.48)	—

Net (loss) income available to common shareholders	$(12.83)	$(10.96)	$0.21

Weighted average common shares outstanding	6,453	5,766	5,877

Diluted loss per common share:
(Loss) income from continuing operations	$(12.49)	$2.94	$3.13
Income (loss) from discontinued operations	0.20	(10.96)	(2.93)
Cumulative effect of change in accounting	—	(2.46)	—
Preferred stock dividends and amortization	(0.54)	(0.48)	—

Net (loss) income available to common shareholders	$(12.83)	$(10.96)	$0.20

Weighted average common shares outstanding	6,453	5,766	6,177

Pro forma amounts assuming retroactive application of Staff Accounting Bulletin No. 101:
Net loss available to common shareholders	N/A	$(48,994)	$(1,045)

Basic and diluted loss per common share	N/A	$(8.50)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31

	Class A Common Stock
					Preferred stock dividends payable		Total shareholders' equity (deficit)
(Amounts in thousands)	Number of shares	Par value	Paid-in Capital	Common stock warrants		Accumulated deficit
Balance, December 31, 1998	6,119	$61	$60,485	$—	$—	$(26,484)	$34,062
Exercise of stock options and issuance of stock	195	2	1,208	—	—	—	1,210
Repurchase and retirement of Common Stock	(794)	(8)	(7,083)	—	—	—	(7,091)
Net income	—	—	—	—	—	1,236	1,236

Balance, December 31, 1999	5,520	55	54,610	—	—	(25,248)	29,417
Exercise of stock options and issuance of stock	337	3	4,781	—	—	—	4,784
Issuance of warrants	—	—	—	2,800	—	—	2,800
Preferred stock dividends declared	—	—	(330)	—	165	—	(165)
Amortization of preferred stock discount	—	—	(467)	—	—	—	(467)
Net loss	—	—	—	—	—	(60,409)	(60,409)

Balance, December 31, 2000	5,857	58	58,594	2,800	165	(85,657)	(24,040)
Exercise of stock options and issuance of stock	20	1	34	—	—	—	35
Expense associated with issuance of stock options to a consultant	—	—	55	—	—	—	55
Issuance of common stock upon conversion of preferred stock	811	8	2,322	—	—	—	2,330
Beneficial conversion feature related to issuance of senior convertible notes	—	—	14,200	—	—	—	14,200
Preferred stock dividends declared	—	—	(1,285)	—	1,285	—	—
Common stock issued for preferred dividends	444	4	1,128	—	(1,132)	—	—
Amortization of preferred stock discount	—	—	(2,230)	—	—	—	(2,230)
Net loss	—	—	—	—	—	(79,248)	(79,248)

Balance, December 31, 2001 (unaudited)	7,132	$71	$72,818	$2,800	$318	$(164,905)	$(88,898)

The accompanying notes are an integral part of these consolidated financial statements.

PROVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(Amounts in thousands)	2001	2000	1999
	(unaudited)
Operating Activities:
Net (loss) income available to common shareholders	$(82,769)	$(63,195)	$1,236
Adjustments to reconcile net (loss) income to net cash (used for) provided by continuing operations:
Discontinued operations, net of tax	(1,321)	63,189	18,067
Cumulative effect of change in accounting, net of tax	—	14,201	—
Preferred stock-related charges	3,521	2,786	—
Depreciation and amortization	2,979	1,513	2,357
Amortization of note discount	14,084	—	—
Interest expense on senior convertible notes	286	—	—
Deferred income taxes	40,346	3,984	8,119
Loss on disposal of property and equipment	—	19	22
Changes in working capital items:
Trade accounts receivable, net	8,553	(6,744)	(11,817)
Deferred costs and other current assets	9,634	(29,644)	2,534
Accounts payable and accrued liabilities	(225)	26,935	9,619
Deferred membership revenue	41	(5,031)	2,792

Net cash (used for) provided by operating activities	(4,871)	8,013	32,929

Investing Activities:
Property and equipment additions, net	(1,931)	(2,561)	(911)
Other	—	(8)	19

Net cash used for investing activities	(1,931)	(2,569)	(892)

Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(917)	5,150	(5,140)
Net proceeds from issuance of senior convertible notes/preferred stock and warrants	13,133	18,853	—
Payment of loan origination fees	(943)	—	—
Dividends paid	(165)	—	—
Repurchase and retirement of Common Stock	—	—	(7,091)
Net proceeds from exercise of stock options	35	2,463	932

Net cash provided by (used for) financing activities	11,143	26,466	(11,299)

Net cash used in discontinued operations	(17,370)	(22,730)	(16,860)

Net (decrease) increase in cash and cash equivalents	(13,029)	9,180	3,878
Cash and cash equivalents, beginning of year	13,107	3,927	49

Cash and cash equivalents, end of year	$78	$13,107	$3,927

Supplemental Cash Flow Information:
Interest paid during the year	$1,108	$1,214	$372
Income taxes (refunded) paid during the year	(583)	834	(4,368)

The accompanying notes are an integral part of these consolidated financial statements.

PROVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Description of Business

        The consolidated financial statements include the accounts of Provell, Inc., incorporated in Minnesota in 1986, and its subsidiaries, each of which is wholly owned (collectively, "Provell" or the "Company"). All significant inter-company transactions have been eliminated in consolidation. Effective April 24, 2001, the Company changed its name from Damark International, Inc. to Provell, Inc.

        Provell develops, markets, and manages an extensive portfolio of unique and leading-edge membership and customer relationship management programs. Members of the Company's proprietary programs receive value-added benefits, insightful information, and exclusive savings opportunities on a wide range of related products and services in areas of shopping, travel, hospitality, entertainment, health/fitness, finance and affinity activities such as cooking and home improvement. As of December 31, 2001, nearly 2.8 million consumers enjoyed benefits provided through Provell's membership programs.

        The Company had historically operated in three distinct businesses and marketplaces: catalog marketing, membership and e-fulfillment. The Company currently operates in a single business segment: membership and customer relationship management programs. During 2000, the Company exited its non-member catalog marketing business and redeployed the order capture, product fulfillment, and customer service capabilities from this business segment into ClickShip. The ClickShip business was discontinued in February 2001. The results of ClickShip and the non-member catalog marketing businesses are reported as discontinued operations (see Note 2).

Status of Operations

        Currently, the Company's liquidity needs arise primarily from funding the growth of its continuing membership business, liquidating its discontinued operations, and from capital expenditures.

        On March 5, 2002, the Company received notice through its payment processor that the Company will be disqualified from participating in the Visa program as a merchant, effective April 4, 2002. According to the notice, there is a right to appeal the decision at the payment processor's choice. The Company's payment processor, with the Company's cooperation, has submitted an appeal. On April 1, 2002, the Company received notice through its payment processor that the effective date of its pending disqualification would be extended to May 17, 2002 while the appeal is being considered.

        If an appeal is not successful, the Company would no longer be able to participate in the Visa program as a merchant and therefore would no longer have the independent ability to bill a significant number of its customers for membership enrollments and renewals. The Company is currently exploring other billing methods and alternative marketing and reselling approaches for its membership programs to Visa cardholders, including wholesale relationships with its clients and/or an outright sale of its renewal book to a third party. Termination of the Company's participation as a merchant in the Visa program without alternative marketing and/or reselling approaches in place would reduce the Company's revenue and cash flow but would also reduce the Company's expected operating loss for 2002 due to reduced investments in new member acquisitions and lower credit card fees.

        Since December 2001, the Company's payment processor has increased from $5.3 million to $10 million the amount of reserves the Company must keep on deposit with the payment processor. The magnitude of these reserves substantially reduces the borrowing availability under the Company's amended credit facility. The payment processor has denied the Company's requests for the release of a significant or any portion of the reserves but has indicated a willingness to consider proposals from the Company for alternative "near cash" forms of collateral such as a letter of credit.

        Management believes that, unless the Company quickly obtains additional financing or the Company's payment processor releases a significant portion of the reserves it is currently holding, cash expected to be generated from continuing operations and availability under the Company's amended credit facility will not be sufficient to provide adequate liquidity in the immediate short-term and during the balance of 2002 to fund the operations of the Company.

        The Company's ability to obtain additional financing will depend upon a number of factors, including the outcome of the appeal discussed above, the Company's future performance and financial results, and general economic and capital market conditions. The Company cannot predict whether it will be able to raise additional capital on reasonable terms or at all. In addition, the Company is exploring other possible strategic alternatives to meet its immediate and future liquidity needs, including filing a petition under Chapter 11 of the United States Bankruptcy Code.

        The Company has received notice from the Nasdaq Stock Market that it is not in compliance with the Nasdaq National Market's minimum-stock-price and minimum-market-value requirements for publicly held shares. The Company is exploring means of regaining compliance before May 15, 2002, the date by which Nasdaq has indicated these requirements must be addressed. Failure to maintain its Nasdaq listing would materially and adversely affect the Company's ability to raise capital. Such a failure, among others, would also be an event of default under the terms of the Company's Series D and Series E Preferred Stock, which would allow the holders of those shares to force the Company to redeem their shares at 125% of the purchase price. See the discussion under Note 6 below regarding other events that would allow the holders of the Series D and E Preferred Stock to require the Company to redeem their shares.

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

Revenue and Solicitation Costs Recognition

        The Company adopted Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000 and recorded a non-cash charge of $22.9 million ($14.2 million net of taxes) in 2000. Prior period financial statements were not restated. Under SAB 101, the Company defers all membership revenues, net of estimated returns, and amortizes them into revenue on a straight-line basis after the trial period has elapsed and over the remaining membership period, generally eleven months. The allowance for returns is based on the Company's most recent return experience and is updated each quarter. The majority of the Company's members can return a membership at any time prior to expiration of the membership term and receive either a full or pro-rated refund for the remaining portion of the membership period.

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

        Prior to the adoption of SAB 101, membership revenues with respect to clubs for which the Company had an ongoing obligation were recorded on the balance sheet net of direct solicitation and other costs and, once the trial period had lapsed, amortized into income over the remaining membership period, generally eleven months. Revenues and related expenses on clubs for which the Company had no significant ongoing obligation were recognized immediately, net of an accrual for future anticipated returns, once any trial period had elapsed. During the fourth quarter of 1999, the Company refined its estimates of membership returns to reflect revised membership return policies and current cancellation and refund amount experience. The impact of this change in estimate was to increase net revenues by $3.2 million.

        Activity in the deferred membership revenue and accrued membership returns accounts is summarized as follows (in thousands):

	Balance at Beginning of Period	Additions	Reductions	Adjustments(1)	Balance at End of Period
Deferred membership revenue:
Year ended December 31, 2001	$55,683	125,413	(125,421)	49	$55,724
Year ended December 31, 2000	$24,749	110,718	(121,281)	41,497	$55,683
Accrued membership returns:
Year ended December 31, 2001	$40,339	177,069	(186,135)	464	$31,737
Year ended December 31, 2000	$16,911	139,640	(117,195)	983	$40,339

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes is generally accounted for using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Computer hardware and software	3 to 5
Furniture and fixtures	7 to 10
Leasehold improvements	2 to 10

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

Stock Option Plans

        The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides the pro forma footnote disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") (see Note 8).

Fair Value of Financial Instruments

        Financial instruments held by or owed to the Company include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings. The carrying amounts as reported in the accompanying consolidated balance sheets approximate their fair values due principally to their short maturities.

Note 2. Discontinued Operations

        In January 2000, the Company announced its plans to wind-down its non-member catalog marketing and merchandising activities as a result of recurring losses. This business offered brand name, value-priced merchandise in the categories of computers, home office, electronics, home décor, home improvement and sports/fitness through a variety of catalog titles and an e-commerce web site. The wind-down was substantially completed by the end of the second quarter of 2000. The order capture, product fulfillment and customer service capabilities developed by the Company were re-deployed into ClickShip, which was formed in January 2000. While ClickShip developed some business relationships with several e-commerce customers, it was unable to generate sufficient revenues at sufficient margins to cover its high fixed-cost structure. In addition, negative capital market conditions prevented ClickShip from raising essential start-up capital. The ClickShip business was discontinued in February 2001.

        Both the former non-member catalog business and ClickShip are reported as discontinued operations effective December 31, 2000, and the consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented. Prior to the fourth quarter of 2000, these businesses had been reported by the Company as the "Catalog Retail" segment. In addition, certain corporate expenses have been reclassified as discontinued operations in accordance with generally accepted accounting principles.

        Net liabilities of discontinued operations include the following at December 31, 2001 and 2000 (in thousands):

Assets:	2001	2000
Lease deposit and other	$1,939	$2,312
Property and equipment, net of estimated loss on disposal	—	500
Note receivable from former officer	954	871
Other current assets, net	13	1,909
Liabilities:
Accounts payable	(960)	(6,529)
Future lease obligations	(3,324)	(6,906)
Operating losses through disposal date	—	(4,000)
Interest	(312)	(1,300)
Other wind-down related expenses	(5,179)	(13,383)

Net liabilities of discontinued operations	(6,869)	(26,526)
Less: Current portion	(6,869)	(23,830)

Net liabilities of discontinued operations, long-term	$—	$(2,696)

        The note receivable from a former officer is due on January 2, 2003, bears interest at prime plus 3% on the unpaid principal balance and is secured by future payments owing to the former officer (see Note 10).

        The estimated loss on disposal recorded in 2000 was $18.2 million, net of a tax benefit of $11.2 million. The loss included $9.2 million for the impairment and write-off of property and equipment and other assets, operating losses through the disposal date and other estimated costs to exit these operations of approximately $18.9 million plus future interest expense of $1.3 million. During the fourth quarter of 2001, reserves for estimated losses were reduced by $2.1 million, $1.3 million net of tax, following the favorable resolution of certain liabilities and asset sales. Actual amounts could differ from these estimates.

        Summary operating results of the discontinued operations for the years ended December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Net revenues	$62,772	$292,758
Operating loss	(68,337)	(27,386)
Interest expense	(1,387)	(372)
Loss on sale-leaseback of building	(2,741)	—
Other	(80)	(67)

Loss before taxes and extraordinary item	(72,545)	(27,825)
Tax benefit	27,567	9,461
Extraordinary gain on land condemnation, net of taxes of $153	—	297

Net loss	$(44,978)	$(18,067)

        In December 2000, the Company sold ClickShip's fulfillment center for $22.0 million and entered into an agreement, which was terminated in January 2002, to lease back 471,000 square feet of the facility. The Company will record the termination of this agreement in the first quarter of 2002 by offsetting the lease deposit against the corresponding lease obligation. The net proceeds from the sale were $11.7 million after repayment of a construction loan. A pre-tax loss of $2.7 million on the sale has been included as part of discontinued operations in 2000. Additionally, the lease commitment was included in the estimated loss on disposal.

Note 3. Income (Loss) Per Share

        Basic income (loss) per share is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted earnings (loss) per share assumes conversion of potentially dilutive securities to shares of common stock outstanding during the applicable periods. Potentially dilutive securities include stock options that have been granted to employees and directors of the Company, convertible preferred stock and warrants and restricted stock.

        Options to purchase 2.7 million shares of the Company's Class A Common Stock (the "Common Stock"), 7.4 million shares issuable upon conversion of the Series D Preferred Stock and exercise of the related common stock warrants, 4.4 million shares issuable upon conversion of the Series E Preferred Stock and 25,000 shares of restricted stock at December 31, 2001 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. In 2000, options to purchase 1.9 million shares of the Company's Common Stock and 2.7 million shares of convertible preferred stock and warrants were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. In 1999, the dilutive effect of outstanding stock options was 300,000 shares that were included in diluted income per share.

Note 4. Property and Equipment

        At December 31, property and equipment related to continuing operations consisted of the following (in thousands):

	2001	2000
Computer hardware and software	$8,255	$6,325
Furniture and fixtures	1,501	1,501
Leasehold improvements	572	572

Total	10,328	8,398
Accumulated depreciation and amortization	(6,102)	(4,439)

Property and equipment, net	$4,226	$3,959

        Depreciation expense related to continuing operations was $1.7 million, $1.5 million and $2.4 million in 2001, 2000 and 1999, respectively

Note 5. Financing Arrangements

        On March 27, 2001, the Company entered into a $20.0 million revolving credit facility. The facility, as amended, expires on January 31, 2003, and is available for working capital and general corporate needs. As amended, the maximum revolver amount under the facility will be gradually reduced from $17.5 million in April 2002 to $10 million in December 2002. Availability under the facility is determined monthly based upon the sufficiency of eligible receivables and cash collections and can be adjusted at any time within the bank's permitted discretion. The reserve currently held by the Company's payment processor negatively affects availability under the facility. See additional discussion in Note 1.

        Borrowings outstanding under the credit facility bear interest at the prime rate of interest plus 3.0% (7.75% at December 31, 2001) and are secured by all assets of the Company. The credit facility includes covenants, which require the Company to satisfy certain quarterly financial tests, including minimum earnings before interest and taxes and net worth. As of December 31, 2001 there was a $0.9 million reserve against borrowing availability under the credit agreement for future expenditures associated with the liquidation of ClickShip. At December 31, 2001, the Company had $4.2 million outstanding under the credit facility, $13.8 million available for additional borrowings (not including amounts reserved for ClickShip expenditures) and was in compliance with all covenant requirements except for its earnings before interest and taxes ("EBIT") and net worth covenants. In amending the facility, the Company's lending syndicate waived the covenant violations and agreed to new covenant thresholds for minimum levels of EBIT, adjusted tangible net worth and customer base, among other matters.

        In February 2001, the Company terminated its former $10.0 million commercial credit facility, which was available for working capital and general corporate needs. Borrowings outstanding under this line of credit bore interest at the federal funds rate of interest plus 0.5%, bank prime or LIBOR plus 3.25% and were secured by all assets of the Company except real property.

Note 6. Preferred Stock

        On February 27, 2001, the Company completed a private placement with five institutional investors of $14.2 million in 10% Senior Convertible Notes due February 4, 2002 (the "Notes"). Following the satisfaction of certain specified conditions, the Notes plus accrued interest were converted into 144,856 shares of the Company's Series E Preferred Stock on June 8, 2001. In July 2001, 13,500 shares of Series E Preferred Stock were converted into Common Stock. The Series E Preferred Stock has a stated value of $100 per share and is convertible into the Company's Common Stock at $3.00 per share subject to certain adjustments for future dilutive events. The Company received $10.0 million of the proceeds at closing, and the balance, less transaction fees of approximately $1.1 million, was received in June 2001.

        Because the conversion price on the Notes was less than the stock price on the date of issuance, the Company recorded a $14.2 million beneficial conversion feature as additional paid-in capital and as a discount on the original note obligation. Prior to conversion to Series E Preferred Stock, the discount was amortized ratably over the original term of the Notes using the effective interest method. Prior to the conversion of the Notes, the Company recorded a charge of $14.1 million or $2.18 per share of amortization expense pertaining to the note discount. This amount is not deductible for income tax purposes.

        The Series E Preferred Stock is redeemable at 125% of the outstanding stated value upon the occurrence of a triggering event (such as failure to maintain applicable resale registration statement covering the Company's Common Stock issuable upon conversion of the Series E Preferred Stock or inability to maintain Nasdaq listing of the Company's Common Stock) or a major transaction (such as a sale or merger of the Company) as defined in the Certificate of Designations, Preferences and Rights for the Series E Preferred Stock. Unless converted to Common Stock, the Series E Preferred Stock will be redeemed on February 27, 2003 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of then-current market price. The Series E Preferred Stock ranks pari passu with the Series D Preferred Stock issued in September 2000.

        On September 29, 2000, the Company completed a $20.0 million private placement of Series D Preferred Stock with four institutional investors. The Company issued 200,000 shares of Series D Preferred Stock with a par value of $0.01 per share and a stated value of $100 per share. The net proceeds were used to supplement working capital needs. Initially the Series D Preferred Stock was convertible at any time at the option of the holder into the Company's Common Stock at $12.94 per share, subject to certain adjustments for future events. In February 2001, the conversion price was reset to $3.00 in conjunction with the sale of the Notes. In July 2001, 10,800 shares of Series D Preferred Stock were converted into Common Stock. The Series D Preferred Stock has a dividend rate of 6.5% per annum payable quarterly in cash or, at the Company's option, shares of the Company's Common Stock valued at 90% of its then-current market price. Unless previously converted to Common Stock, the Series D Preferred Stock will be redeemed on September 29, 2002 at the stated value of the shares in cash or, at the Company's option, for shares of the Company's Common Stock valued at 90% of its then-current market price. The Company may also be required to redeem the Series D Preferred Stock at the stated value plus a 25% premium and accrued dividends for cash at any time following a consolidation or merger with another company or the occurrence of other triggering events as detailed in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock.

        In addition, the Company issued Common Stock Purchase Warrants ("Warrants") to the purchasers of the Series D Preferred Stock for an aggregate of 772,798 shares of Common Stock at an exercise price of $16.17 per share, subject to adjustments similar to the Series D Preferred Stock. As a result of the issuance of the Notes in February 2001, the exercise price was adjusted to $11.65 per share and the number of shares of Common Stock subject to the Warrants increased to 1,072,815 shares. The Company allocated the net proceeds of $18.9 million (cash proceeds of $20.0 million net of transaction costs of $1.1 million) from the issuance of the Series D Preferred Stock and Warrants between the relative fair values of the preferred stock and Warrants. The value allocated to the Warrants, $2.8 million, is reflected as a component of shareholders' deficit. The remaining Series D Preferred Stock is being accreted to its redemption value of $18.9 million over the two-year period ending on the mandatory redemption date.

        Because the proceeds allocated to the Series D preferred shares were less than the fair value of the Common Stock that would be issuable upon assumed conversion as of September 29, 2000, the issuance of the preferred shares resulted in a non-detachable beneficial conversion feature that was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The beneficial conversion feature of $2.0 million was accounted for as an immediate dividend to the Series D preferred shareholders since the Series D preferred shareholders have immediate conversion rights. Since the Company had an accumulated deficit as of the approval date, the beneficial conversion feature and the preferred stock accretion was netted against additional paid-in capital rather than accumulated deficit, resulting in no change to net shareholders' deficit.

        The Company has received notice from Nasdaq that it is not in compliance with the Nasdaq National Market's minimum stock price and minimum market value requirements for publicly held shares. The Company is exploring means of regaining compliance before May 15, 2002, the date by which Nasdaq has indicated these requirements must be addressed. Failure to maintain its Nasdaq listing would materially and adversely affect the Company's ability to raise capital and would be an event of default under the terms of the Company's Series D and Series E Preferred Stock, which would allow the holders of such preferred stock to force the Company to redeem their shares at 125% of the purchase price, or approximately $40.1 million in the aggregate.

        During 1998, a series of junior participating preferred stock ("Series C Preferred Stock") was established. The holders of shares of Series C Preferred Stock are entitled to receive, if declared by the Board of Directors (the "Board"), quarterly dividends equal to the greater of $1 or one hundred times the aggregate per share amount of all cash dividends, and one hundred times the aggregate per share amount of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock, declared on the Common Stock. Each share of Series C Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. There were no shares of Series C Preferred Stock outstanding at December 31, 2001 or 2000.

Note 7. Shareholders' (Deficit) Equity

        During 1999, the Company repurchased approximately 794,000 shares of its Common Stock at an aggregate cost of $7.1 million. Repurchased shares were acquired under a series of programs authorized by the Company's Board that included private and open market transactions. During the fourth quarter of 1999, the Board authorized a one million share open-market repurchase program. As of December 31, 2001 no shares had been purchased under this program and all share repurchases authorized under previous programs were completed. The Company's revolving credit facility executed in March 2001 prohibits any further share repurchases by the Company.

        On January 30, 1998, the Board approved a stock purchase plan pursuant to which non-employee directors could purchase in aggregate 50,000 shares of Common Stock at a price per share equal to the average of the last reported selling price for the 20 trading days preceding the date of purchase. The plan was amended in November 1998 to reduce the number of shares available for purchase to 25,000. At December 31, 2001, 20,000 shares remained available for purchase.

Note 8. Stock Option Plans

        In 1991, the Damark International, Inc. Stock Option Plan (the "1991 Plan") was adopted to provide for the granting of incentive stock options ("ISOs") or non-statutory stock options to key employees. On March 20, 2001, the 1991 Plan expired, and stock options can no longer be granted under this plan. In May 2001, the Provell, Inc. 2001 Stock Option Plan (the "2001 Plan") was approved by the shareholders of the Company. ISOs or non-statutory stock options may be granted under the 2001 Plan. Options may be granted to key employees and consultants of the Company and can automatically be granted to non-employee directors. The purchase price of the shares of Common Stock subject to options granted under the 2001 Plan is determined by the Board but shall not be less than 100% of market value on the date of grant for ISOs or less than 85% of market value on the date of grant for non-statutory options. Options granted under the 2001 Plan shall vest at such rate and upon such conditions as the Board shall determine at the time the option is granted. All options will accelerate upon retirement after the normal retirement date, death or disability of an optionee or when a change of control, as defined, occurs. At December 31, 2001, 1.5 million shares of Common Stock were reserved for issuance, of which approximately 780,000 shares remained available for grant.

        In addition, from time to time, options to purchase Common Stock have been granted to certain members of the Board. These options vest in three equal annual installments on the anniversary of the date of grant and expire upon the earlier of one year after retirement from the Board or ten years from the date of grant.

        On January 30, 1998, the Company granted its former chief executive officer an option to purchase 400,000 shares of Common Stock at $10.00 per share contemporaneously with an assignment by him to the Company of his right to purchase 456,548 shares of Common Stock. The option vests in five equal annual installments beginning in 1999, expires ten years from the date of grant and was not granted under the 1991 Plan. The Company exercised its assigned purchase rights in 1998, which repurchased shares are included in the aggregate shares repurchased in 1998.

        Information regarding the Company's stock options is summarized below (in thousands except price data):

	2001		2000		1999
	Option shares	Weighted average exercise price	Option shares	Weighted average exercise price	Option shares	Weighted average exercise price
Options outstanding:
Beginning of year	1,866	$11.14	1,803	$8.60	1,901	$8.43
Granted	1,092	3.04	450	18.14	200	8.23
Canceled	(202)	9.64	(61)	7.89	(103)	12.11
Exercised	(7)	5.03	(326)	7.32	(195)	4.78

End of year	2,749	$8.05	1,866	$11.14	1,803	$8.60

Options exercisable:
End of year	1,571	$8.49	952	$8.93	993	$8.37

        Options outstanding at December 31, 2001 had exercise prices between $1.15 and $18.25 per share and a weighted average remaining contractual life of 7.1 years.

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

	2001	2000	1999
Net (loss) income (in thousands):
As reported	$(67,769)	$(63,195)	$1,236
Pro forma	$(71,266)	$(66,878)	$(388)
(Loss) income per share:
As reported:
Basic	$(10.50)	$(10.96)	$0.21
Diluted	$(10.50)	$(10.96)	$0.20
Pro forma basic and diluted	$(11.04)	$(11.60)	$(0.07)

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

	2001	2000	1999
Weighted average risk-free interest rate	3.62%	5.11%	6.28%
Weighted average expected life	5 years	4 years	4 years
Weighted average expected volatility	96.40%	68.49%	61.41%
Weighted average fair value	$2.30	$10.63	$5.74

Note 9. Income Taxes

        The Company's provision (benefit) for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2001	2000	1999
Current	$90	$710	$2,106
Deferred	41,155	(37,736)	(1,470)

Total	$41,245	$(37,026)	$636

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

	2001	2000	1999
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State income taxes	3.0%	(4.0)%	3.0%
Increase in deferred tax valuation allowance	80.1%	—%	—%
Deferred income tax adjustments	—%	—%	(2.8)%
Nondeductible amortization and loan fees	(13.9)%	—%	—%
Other	(2.4)%	—%	(0.2)%

Effective income tax rate	100.8%	(38.0)%	34.0%

        The components of the Company's net deferred income tax asset as of December 31 are as follows (in thousands):

	2001	2000
Current deferred income tax asset (liability):
Deferred membership revenue	$21,360	$20,301
Accrued returns	11,743	15,864
Deferred membership solicitation and marketing costs	(17,746)	(21,652)
Reserves for discontinued operations	5,338	11,823
Accrued commissions	(3,889)	(1,169)
Other, net	(572)	1,323
Valuation allowance	(26,407)	—

Net current deferred income tax asset (liability)	(10,173)	26,490

Long-term deferred income tax asset (liability):
NOL and tax credit carryforwards	29,349	14,060
Depreciation and amortization	3,139	1,461
Other, net	—	(856)
Valuation allowance	(22,315)	—

Net long-term deferred income tax asset	10,173	14,665

Total deferred income tax asset	$—	$41,155

        As a result of the financing transactions discussed in Note 6, in February 2001, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code. Accordingly, the Company's NOL

carryforwards generated prior to the ownership change will be subject to an annual limitation that will limit or defer the utilization of these losses. The NOLs expire in 20 years.

        At December 31, 2001, the Company assessed its deferred tax asset position and concluded that the entire asset did not meet the "more likely than not" criteria required by generally accepted accounting principles for realization.

Note 10. Commitments and Contingencies

Leases

        The Company leases its offices and certain other equipment under renewable operating lease agreements expiring at various dates through 2006. Lease expense for continuing operations for the years ended December 31, 2001, 2000 and 1999 was $1.6 million, $1.3 million, and $1.4 million, respectively. Future minimum lease commitments under non-cancelable operating leases for continuing operations as of December 31, 2001 are as follows (in thousands):

2002	$1,521
2003	1,068
2004	748
2005	398
2006	49

Total	$3,784

Certain Agreements

        The Company has entered into a severance and change of control agreement with its Chairman, President and Chief Executive Officer. If (i) there is a change of control, (ii) the Company terminates the executive's employment without cause, or (iii) the executive terminates his employment for good reason, the Company has agreed to pay the executive a severance payment equal to $593,750 plus two times the sum of his then current base salary, but not less than $475,000, and his annual bonus, and the executive has agreed not to compete with the Company for one year and to honor certain nonsolicitation and nondisparagement obligations for one year. In addition, if there is a change of control during the term of the agreement, the executive will receive an additional payment based on a formula presented in the agreement, along with continued participation in the Company's benefit plans for two years. In July 2001, the executive also received a restricted stock award of 25,000 shares of Common Stock which vests in July 2003.

        The Company has also entered into a severance and change of control agreement with its Senior Vice President of Marketing. If (i) the Company terminates the executive's employment without cause, (ii) the executive terminates his employment for good reason, or (iii) the executive's employment is terminated, whether voluntarily or involuntarily, for any reason other than for cause upon or within thirteen months after a change of control, the executive will receive a severance payment equal to the product of two times the sum of the executive's base salary and annual bonus, along with continued participation in the Company's benefit plans for two years. If (i) there is a change of control, (ii) the Company terminates the executive's employment without cause, or (iii) the executive terminates his employment for good reason, the executive has agreed not to compete with the Company for one year and to honor certain nonsolicitation and nondisparagement obligations for one year.

        The Company has entered into a separation agreement with its former Chairman and Chief Executive Officer in connection with his resignation in February 2001. Under this agreement, the Company terminated various agreements with its former Chief Executive Officer, including his employment agreement and the agreement obligating the Company to purchase his shares of Common Stock upon his death. This separation agreement states that for three years after his resignation, he would receive certain employee benefits and his base annual salary of $475,000, except that the last salary payments were to be used to repay his current indebtedness to the Company under the 1999 loan to him (see Note 2). The Company has reflected this liability as part of discontinued operations. His stock options will also continue to vest and be exercisable during this three-year period. In the event of a change of control, the balance of the salary payments (less the amount necessary to repay the loan) will be accelerated and any unvested option will become vested. The Company and its former Chief Executive Officer are currently in a dispute regarding the separation agreement. Management believes that the resolution of this dispute will not have a material adverse effect on the financial condition or operations of the Company.

        The Company has entered into a severance, confidentiality and noncompete agreement with an executive officer. Prior to a change in control, if the executive's employment is terminated without cause, the executive is entitled to receive his base salary for 24 months, a pro rata bonus for the current year if the termination is on or after July 1, continued participation in benefit plans for 24 months and outplacement services. If the executive voluntarily resigns, the Company has the option to waive the noncompete covenants of the agreement and pay no severance benefits or reduce the term of the noncompete covenant to one year and pay 50% of the severance benefits. The Company can terminate the executive's employment for cause prior to a change in control by the Company without triggering any severance benefits under this agreement.

        In addition, the Company has entered into change in control, confidentiality and noncompete agreements with certain executive officers. If, within 24 months following a change in control, the Company terminates the executives' employment without cause or the executives terminate for good reason or, within the 60-day period after the first anniversary of the change in control, the executives terminate employment for any reason, the executives will receive salary, bonus and continued participation in the benefit plans for 24 months. If the Company terminates the executives' employment for cause or the executives terminate without good reason or outside the 60-day window previously described, no special severance is provided under the agreements. In the event of a change of control, the executives have agreed not to compete with the Company for a period of one year regardless of the reason for termination.

        The Provell 401(k) Retirement Plan (the "Retirement Plan") is an employee savings plan qualified under Section 401(k) of the Internal Revenue Code of 1954. The Retirement Plan covers substantially all employees of the Company who have attained age 21 and have completed at least 90 days of service, as defined. Under the Retirement Plan, employees generally may elect to make, subject to limitations, pre-tax salary reduction contributions of up to 20% of their annual base salary. The Company's matching contribution to the Retirement Plan is currently 50% of the first four percentage points of each employee's contribution, subject to certain limitations. Although the Retirement Plan also allows the Company to make certain discretionary contributions, no such contributions were made in 2001, 2000 or 1999.

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

        On August 29, 2000, the Company was served with a complaint styled as a class action in Minnesota State Court. The complaint is similar to complaints previously settled by the Company with the Minnesota Attorney General on December 3, 1999, but also contends that certain business practices violate other Minnesota consumer protection laws. Plaintiffs seek both damages and injunctive relief. The Company believes it has strong factual and legal defenses and is vigorously defending the allegations both on the merits and in regard to class status. The Company's and plaintiffs' cross-motions for summary judgment are currently pending. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company.

        On April 17, 2001, four former ClickShip employees filed a complaint styled as a class action in Federal District Court in Minnesota against the Company, alleging that the Company had failed to provide appropriate notice to employees and pay annual performance bonuses when ClickShip's operations were ceased. Plaintiffs seek payment in lieu of notice, incentive pay, and statutory penalties. The Company believes it has strong factual and legal defenses and is vigorously defending the allegations. This matter is currently in the discovery phase of litigation. Management believes that the resolution of this action will not have a material adverse effect on the financial condition or operations of the Company

        The Company is a party to various claims, legal actions and other complaints arising in the ordinary course of business. Management believes that any losses that may occur are adequately covered by insurance or are otherwise provided for and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

Note 11. Related Party Transactions

        Marvin Traub, a director of the Company, is President of Marvin Traub Associates, Inc. Marvin Traub Associates, Inc. provided consulting services to the Company and received fees of $125,000 in 2001 and $100,000 in 2000. In addition, 50,000 stock options were granted for such services during 2001. The Company is amortizing the estimated value of these options over the respective service periods by charging general and administrative expense and crediting paid-in capital. During 2001, the Company recorded $55,000 of expense related to these options.

        Charles Wenger, a director of the Company, is the President and Founder of c. wenger group. c. wenger group provided market research services to the Company. Fees for these services were $111,500, $49,400, and $41,600 in 2001, 2000 and 1999, respectively.

Note 12. Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method.

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

        In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands except per share amounts)
Net revenues	$32,948	$34,793	$36,902	$33,437
Loss from continuing operations	(15,829)	(7,459)	(4,263)	(53,018)
Discontinued operations, net of tax	—	—	—	1,321
Net loss	(15,829)	(7,459)	(4,263)	(51,697)
Preferred stock-related charges	(790)	(862)	(922)	(947)

Net loss available to common stockholders	$(16,619)	$(8,321)	$(5,185)	$(52,644)

Basic and diluted income (loss) per common share:
Income from continuing operations	$(2.69)	$(1.24)	$(0.66)	$(7.43)
Discontinued operations, net of tax	—	—	—	0.18
Preferred stock-related charges	(0.13)	(0.14)	(0.14)	(0.13)

Net loss available to common stockholders	$(2.82)	$(1.38)	$(0.80)	$(7.38)

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands except per share amounts)
Net revenues	$36,139	$34,044	$31,766	$33,991
Income from continuing operations before cumulative effect of change in accounting	7,197	5,965	2,757	1,062
Discontinued operations, net of tax	(19,157)	(14,783)	(6,020)	(23,229)
Cumulative effect of change in accounting, net of tax	(14,201)	—	—	—
Net loss	(26,161)	(8,818)	(3,263)	(22,167)
Preferred stock-related charges	—	—	(1,989)	(797)

Net loss available to common stockholders	$(26,161)	$(8,818)	$(5,252)	$(22,964)

Basic and diluted income (loss) per common share:
Income from continuing operations before cumulative effect of change in accounting	$1.27	$1.00	$0.46	$0.23
Discontinued operations, net of tax	(3.39)	(2.53)	(1.03)	(4.01)
Cumulative effect of change in accounting, net of tax	(2.52)	—	—	—
Preferred stock-related charges	—	—	(0.34)	(0.14)

Net loss available to common stockholders	$(4.64)	$(1.53)	$(0.91)	$(3.92)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding members of the Company's Executive Officers is included in Part I of this Annual Report on Form 10-K under heading "Item X. Executive Officers of the Registrant." Information regarding members of the Company's Board of Directors is set forth below:

        Derek R. Reisfield (39) was a Managing Principal of I-Hatch Ventures LLC, a partnership providing capital and advisory services to early stage Internet and technology companies, from 1999 until December 2001. During 1999, Mr. Reisfield served as Vice Chairman and Executive Vice President of Luminant Worldwide Corporation, a technology professional services firm advising Fortune 1,000 companies. From 1996 to 1999, Mr. Reisfield was employed by the CBS Corporation in various executive capacities, including President of CBS New Media Group and Vice President of Business Development. He also served as Chairman of the Board of Marketwatch.com, LLC. For ten years prior to 1996, Mr. Reisfield was a senior consultant with McKinsey & Company and later a Partner with Mitchell Madison Group advising major media and telecommunications companies on their strategies. Mr. Reisfield was elected as a director of the Company at its Annual Meeting of Shareholders in 2001 for a term expiring at the Annual Meeting of Shareholders in 2003.

        Marvin S. Traub (76) has been President of Marvin Traub Associates, Inc., a consulting firm specializing in manufacturing, marketing and retailing industries, since he founded the company in February 1992. Mr. Traub also serves as Senior Advisor to Financo, an investment banking firm he joined in 1994. Mr. Traub was President of Bloomingdales from 1969 to 1978, and was Chairman and Chief Executive Officer from 1978 to 1991 when he retired. He held various other executive positions with Bloomingdales since 1950. Mr. Traub served as a director of Federated Department Stores, Inc. from 1978 to 1988 and as Director and Vice Chairman of Campeau Corporation from 1988 to 1991. Mr. Traub also serves as Chairman of The Home Co., a national retail furniture chain. Mr. Taub was elected as a director of the Company at its Annual Meeting of Shareholders in 2001 for a term expiring at the Annual Meeting of Shareholders in 2004.

        Charles D. Wenger (67) is founder and president of c. wenger group, a consulting and research firm focused in the areas of customer retention, service quality measurement and improvement, and marketing research. Based in Des Moines, Iowa, the firm has been in business for 26 years serving clients in the direct marketing, telecom, financial services, electronics, hospitality, and entertainment industries. c. wenger group has worked with Provell since 1995 providing call center quality improvement strategies as well as marketing research for Provell's membership clubs. Mr. Wenger serves on several corporate boards including the Bergquist Company, a privately held manufacturer of electronic and thermal management components based in Chanhassen, Minnesota. Mr. Wenger was appointed a director of the Company in 2001 for a term expiring at the Annual Meeting of Shareholders in 2002.

        George S. Richards (37) has been the Company's Chairman, President and Chief Executive Officer since February 2001, and President and Chief Operating Officer since September 1998. Mr. Richards has served in various executive capacities of Provell since 1995. Prior to that, Mr. Richards held a variety of senior management positions at Montgomery Ward Direct and Sears, Roebuck & Co. and was a Senior Consultant in the Consumer Interest Group practice at McKinsey & Company, Inc. in New York and Chicago. Mr. Richards was elected as a director of the Company at its Annual Meeting of Shareholders in 2000 for a term expiring at the Annual Meeting of Shareholders in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and

Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and persons owning more than ten percent of the Company's outstanding Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. To the Company's knowledge and based solely on a review of the copies of such reports furnished to the Company during 2001 and until the date of this Annual Report on Form 10-K, the Company's directors and executive officers and persons owning more than ten percent of the Company's outstanding Common Stock complied with all applicable Section 16(a) filing requirements, except that Mr. Wenger was late in filing his Form 3 Initial Report upon election to the Board of Directors and Mr. Traub was late in filing a Form 4 Statement of Changes in Beneficial Ownership.

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation and Other Information

SUMMARY COMPENSATION TABLE

        The following table shows, for each of the persons who served as the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2001, as well as compensation earned by each such person for the two previous fiscal years.

	Annual Compensation ($)				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)		Common Shares Underlying Options (#)	Restricted Stock Awards ($)	Other ($)(2)
Mark A. Cohn Former Chairman of the Board and Chief Executive Officer	2001 2000 1999	438,462 475,000 475,000	— — 712,500		— — —	— — —	— — —
George S. Richards Chairman of the Board, President and Chief Executive Officer	2001 2000 1999	476,718 473,282 325,000	— 406,627 487,500	(3)	482,500(4) 400,000(4) 30,000(4)	95,250(4) — —	1,700 1,700 1,440
Rodney C. Merry Senior Vice President and Chief Information Officer	2001 2000 1999	200,000 200,000 200,000	— 154,641 270,000		60,000(5) — —	— — —	1,546 1,700 1,440
Michael T. McGowan Senior Vice President of Marketing	2001 2000 1999	175,000 174,840 164,043	— 120,172 197,999		135,000(6) — 40,000(7)	— — —	1,700 1,700 1,440
Michael T. Del Viscio Vice President of Merchandising	2001 2000 1999	185,000 180,599 139,813	— 127,149 214,855		25,000(7) — 40,000(7)	— — —	1,513 1,700 —
Kim M. Mageau Former Senior Vice President and Chief Financial Officer	2001 2000 1999	141,538 81,538 —	250,000 65,800 —		— 50,000(8) —	— — —	1,483 336 —

(1)
Reflects bonus earned during the fiscal year indicated although all or a portion of the bonus may have been paid during the next fiscal year. Mr. Del Viscio's 1999 bonus includes a $26,000 signing bonus. Ms. Mageau's 2001 bonus was paid under a special bonus agreement under which she was entitled to $250,000, one-half payable three months after completion of a certain financing transaction and the remaining one-half payable three months thereafter.

(2)
Amounts represent the Company's matching contribution for each respective executive's individual contribution to the Company's 401(k) Plan.

(3)
In January 2002, Mr. Richards was awarded a bonus of $169,000 for fiscal 2001, contingent upon availability of funds, among other things. As of April 1, 2002, this bonus had not been paid.

(4)
In July 2001, Mr. Richards received an option to purchase 300,000 shares of Common Stock at $3.81 per share, 200,000 of which vested immediately and the remainder of which vest in equal installments in July 2002, 2003 and 2004, and a restricted stock award of 25,000 shares of Common Stock which vests in July 2003. In March 2001, Mr. Richards received an option to purchase 182,500 shares of Common Stock at $2.906 per share, vesting in equal installments in March 2002, 2003 and 2004. In May 2000, Mr. Richards received an option to purchase 400,000 shares of Common Stock at $18.25 per share, vesting in equal installments in May 2001, 2002, and 2003. In August 1999, Mr. Richards received an option to purchase 30,000 shares of Common Stock at $6.625 per share, vesting in equal installments in August 2000, 2001, and 2002.

(5)
In December 2001, Mr. Merry received an option to purchase 50,000 shares of Common Stock at $1.15 per share, vesting in equal installments in December 2002, 2003 and 2004. In March 2001, Mr. Merry received an option to purchase 10,000 shares of Common Stock at $2.906 per share, vesting in equal installments in March 2002, 2003 and 2004.

(6)
In December 2001, Mr. McGowan received an option to purchase 100,000 shares of Common Stock at $1.15 per share, 15,000 of which vested immediately and the remainder of which vest in equal installments in December 2002, 2003 and 2004. In March 2001, Mr. McGowan received an option to purchase 35,000 shares of Common Stock at $2.906 per share, vesting in equal installments in March 2002, 2003 and 2004. In 1999 Mr. McGowan received options to purchase 40,000 shares of Common Stock at $7.56 per share, vesting in equal installments over 2000, 2001 and 2002.

(7)
In December 2001, Mr. Del Viscio received an option to purchase 15,000 shares of Common Stock at $1.15 per share, vesting in equal installments in December 2002, 2003 and 2004. In March 2001, Mr. Del Viscio received an option to purchase 10,000 shares of Common Stock at $2.906 per share, vesting in equal installments in March 2002, 2003 and 2004. In 1999 Mr. Del Viscio received options to purchase 40,000 shares of Common Stock at $8.63 per share, vesting in equal installments over 2000, 2001, and 2002.

(8)
In July 2000, Ms. Mageau received an option to purchase 50,000 shares of Common Stock at $17.25 per share, vesting in equal installments in July 2001, 2002, and 2003. Ms. Mageau resigned her employment with the Company on September 10, 2001 and forfeited her unexercised options.

Option Grants During Fiscal Year Ended December 31, 2001

        The following table summarizes information relating to options granted during the fiscal year ended December 31, 2001 to the executive officers named in the Summary Compensation Table above.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		Percent of Total Options Granted to Employees in Fiscal Year
	Common Shares Underlying Options Granted (#)(1)
Name			Exercise or Base Price per Share	Expiration Date
					5%	10%
Mark A. Cohn	—	—	$—	—	$—	$—
George S. Richards	482,500	44%	3.468	07/2011	1,757,012	4,340,226
Rodney C. Merry	60,000	5%	1.443	12/2011	90,888	224,514
Michael T. McGowan	135,000	12%	1.605	12/2011	227,545	562,090
Michael T. Del Viscio	25,000	2%	1.853	12/2011	48,625	120,116
Kim M. Mageau	—	—	—	—	—	—

(1)
With respect to Mr. Richards', options, 200,000 shares were exercisable immediately, with the remaining shares vesting on the first three annual anniversaries of the date of grant, subject to continued employment with the Company. The options of Messrs. Merry and Del Viscio vest in equal installments on the first three annual anniversaries of the date of grant, subject to continued employment with the Company. With respect to Mr. McGowan's options, 15,000 shares were exercisable immediately, with the remaining shares vesting in equal installments on the first three annual anniversaries of the date of grant, subject to continued employment with the Company.

(2)
The 5% and 10% assumed rates of growth are for illustrative purposes only. They are not intended to predict future stock price, which depend on market conditions and other factors such as the Company's performance.

Option Exercises and Year-End Value Table

        The following table summarizes information relating to options exercised in 2001 and unexercised stock options as of December 31, 2001 of the executive officers named in the Summary Compensation Table above. There were no stock appreciation rights (SARs) outstanding at December 31, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2001 (#)
					Value of Unexercised In the Money Options/SARs at December 31, 2001($)(1)
	Shares Acquired upon Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark A. Cohn	—	—	36,667	120,000
George S. Richards	—	—	553,334	559,166	—	—
Rodney C Merry	—	—	75,000	60,000	—	24,500
Michael T. Del Viscio	—	—	26,666	38,334	—	7,350
Michael T. McGowan	—	—	64,666	133,334	7,350	41,650
Kim M. Mageau	—	—	—	—	—	—

(1)
The dollar amount represents the positive spread between the exercise price of options and the year-end price per share. The price per share of the Company's Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market on December 31, 2001, the last trading day of the year, was $1.64 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 2002 by each shareholder known to the Company who then beneficially owned more than 5% of the outstanding shares of Common Stock, each director of the Company, each nominee for director, each executive officer named in the Summary Compensation Table and all executive officers and directors as a group. As of February 28, 2002, there were 7,132,393 shares of Common Stock outstanding.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent of Ownership
Mark A. Cohn(2)	1,321,157	(3)	18.5%
SAFECO Asset Management Company(4)	1,076,300		15.5%
Perkins Capital Management, Inc.(5)	988,300		13.9%
Calm Waters Partnership(6)	468,000		6.6%
Dimensional Fund Advisors(7)	398,500		5.6%
Neuberger Berman, LLC(8)	393,160		5.5%
George S. Richards(2)	614,168	(9)	8.6%
Michael T. McGowan(2)	89,667	(10)	1.3%
Rodney C. Merry(2)	78,334	(11)	1.2%
Michael T. Del Viscio(2)	43,334	(12)	0.6%
Kim M. Mageau(2)	—		—%
Derek R. Reisfield(2)	10,200		0.1%
Marvin S. Traub(2)	120,500	(13)	1.7%
Charles D. Wenger(2)	7,000		0.1%
All executive officers and directors as a group (8 Persons)	963,203		13.5%

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

(2)
The address of Mr. Cohn is 20400 Lakeview Ave., Deephaven, Minnesota, 55331. The address of Messrs. Richards, Merry, McGowan, and Del Viscio is 301 Carlson Parkway, Suite 201, Minneapolis, Minnesota 55305. The address of Ms. Mageau is 5267 Program Avenue, Mounds View, Minnesota 55112. The address of Mr. Reisfield is 450 East 52nd Street, New York, New York 10022. The address of Mr. Traub is 535 Madison Avenue, 3rd Floor, New York, New York 10022. The address of Mr. Wenger is 4220 Patricia Drive, Des Moines, Iowa 50322.

(3)
Includes 69,970 shares held in trust for the benefit of Mr. Cohn's children for which Mr. Cohn disclaims any beneficial ownership interest. Includes 66,667 shares of Common Stock, which can be purchased at $9.00 per share and 270,000 shares of Common Stock which can be purchased at $10.00 per share pursuant to vested options.

(4)
The address of SAFECO Asset Management Company is 601 Union Street, Suite 2500, Seattle, Washington 98101. The information set forth herein is based on information filed with the Securities and Exchange Commission.

(5)
The address of Perkins Capital Management, Inc. is 730 East Lake Street, Wayzata, Minnesota 55391. The information set forth herein is based on information filed with the Securities and Exchange Commission.

(6)
The address of Calm Waters Partnership is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051. The information set forth herein is based on information filed with the Securities and Exchange Commission.

(7)
The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The information set forth herein is based on information filed with the Securities and Exchange Commission.

(8)
The address of Neuberger Berman, LLC is 605 Third Avenue, New York, New York 10158. The information set forth herein is based on information filed with the Securities and Exchange Commission.

(9)
Includes 60,000 shares of Common Stock that can be purchased at $6.50 per share, 20,000 shares of Common Stock that can be purchased at $6.625 per share, 60,000 shares of Common Stock that can be purchased at $7.50 per share, 50,000 shares of Common Stock that can be purchased at $8.25 per share, 30,000 shares of Common Stock that can be purchased at $13.625 per share, 133,334 shares of Common Stock that can be purchased at $18.25 per share, 60,834 shares of Common Stock that can be purchased at $2.906 per share, and 200,000 shares of Common Stock that can be purchased at $3.81 per share, each pursuant to vested options.

(10)
Includes 3,000 shares of Common Stock that can be purchased at $9.50 per share, 20,000 shares of Common Stock that can be purchased at $8.25 per share, 40,000 shares of Common Stock that can be purchased at $7.563 per share, 15,000 shares of Common Stock that can be purchased at $1.15 per share, each pursuant to vested options and 11,667 shares of Common Stock that can be purchased at $2.906, pursuant to options vesting in March 2002.

(11)
Includes 10,000 shares of Common Stock which can be purchased at $6.50 per share, 35,000 shares of Common Stock that can be purchased at $9.00 per share, 25,000 shares of Common Stock that can be purchased at $12.75 per share, and 5,000 shares of Common Stock that can be purchased at $6.50 per share, each pursuant to vested options and 3,334 shares of Common Stock that can be purchased at $2.906 per share, pursuant to options vesting in March 2002.

(12)
Includes 40,000 shares of Common Stock that can be purchased at $8.625 per share, pursuant to vested options and 3,334 shares of Common Stock that can be purchased at $2.906 per share, pursuant to options vesting in March 2002.

(13)
Includes 25,000 shares of Common Stock that can be purchased at $2.906 per share and 30,000 shares of Common Stock that can be purchased at $4.00 per share, each pursuant to vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Marvin S. Traub, a director of the Company, is President of Marvin Traub Associates, Inc. Marvin Traub Associates, Inc. provided consulting services to the Company and received fees of $125,000 in 2001 and $100,000 in 2000. In addition, 50,000 stock options were granted for such services during 2001. The Company is amortizing the estimated value of these options over the respective service periods by charging general and administrative expense and crediting paid-in capital. During 2001, the Company recorded $55,000 of expense related to these options. The Company has retained Marvin Traub Associates, Inc. to provide consulting services in 2002.

        Charles D. Wenger, a director of the Company, is the President and Founder of c. wenger and associates. c. wenger and associates provided market research services to the Company. Fees for these services were $111,500, $49,400, and $41,600 in 2001, 2000 and 1999, respectively. The Company has retained c. wenger and associates to provide market research services in 2002.

        During 2001, the Company paid $250,000 to Kim M. Mageau, the Company's former Senior Vice President and Chief Financial Officer who resigned on September 10, 2001, pursuant to the terms of a special bonus agreement with Ms. Mageau. The Company also owes $87,500 to Michael M. McGowan, Senior Vice President of Marketing, pursuant to the terms of a special bonus agreement with Mr. McGowan. Mr. McGowan will receive an additional $87,500 if he remains employed through August 27, 2002.

        The Company has entered into a separation agreement with Mark A. Cohn in connection with his resignation as Chairman and Chief Executive Officer in February 2001. Under this agreement, the Company terminated various agreements with Mr. Cohn, including his employment agreement and the agreement obligating the Company to purchase Mr. Cohn's shares upon his death. For three years after his resignation, the Company will pay Mr. Cohn his base annual salary of $475,000, except that the last salary payments will be used to repay Mr. Cohn's current indebtedness to the Company under the 1999 loan to him. During the three years, the Company will also provide Mr. Cohn with health and other employee benefits. Mr. Cohn's stock options will also continue to vest and be exercisable during this three-year period. In the event of a change of control, the balance of the salary payments (less the amount necessary to repay the loan) will be accelerated and any unvested option will become vested. The Company and its former Chief Executive Officer are currently in a dispute regarding the separation agreement.

        The Company has entered into a severance and change of control agreement with Mr. Richards, an executive officer of the Company. If (i) there is a change of control, (ii) the Company terminates Mr. Richards' employment without cause, or (iii) Mr. Richards terminates his employment for good reason, the Company has agreed to pay Mr. Richards a severance payment equal to $593,750 plus two times the sum of his then current base salary, but not less than $475,000, and his annual bonus, and Mr. Richards has agreed not to compete with the Company for one year and to honor certain nonsolicitation and nondisparagement obligations for one year. In addition, if there is a change of control during the term of Mr. Richards' agreement, Mr. Richards will receive an additional payment based on a formula presented in Mr. Richards' agreement, along with continued participation in the Company's benefit plans for two years.

        The Company has also entered into a severance and change of control agreement with Mr. McGowan, an executive officer of the Company. If (i) the Company terminates Mr. McGowan's employment without cause, (ii) Mr. McGowan terminates his employment for good reason, or (iii) Mr. McGowan's employment is terminated, whether voluntarily or involuntarily, for any reason other than for cause upon or within thirteen months after a change of control, Mr. McGowan will receive a severance payment equal to the product of two times the sum of Mr. McGowan's base salary and annual bonus, along with continued participation in the Company's benefit plans for two years. If (i) there is a change of control, (ii) the Company terminates Mr. McGowan's employment without cause, or (iii) Mr. McGowan terminates his employment for good reason, Mr. McGowan has agreed not to compete with the Company for one year and to honor certain nonsolicitation and nondisparagement obligations for one year.

        None of the obligations of the Company under any of the bonus, severance or change of control agreements are funded obligations.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents Filed as Part of Form 10-K Report:

            (1)  Financial Statements: The consolidated financial statements of the Company are included herein as Part II. Item 8.

            (2)  Financial Statement Schedules: For the fiscal years ended December 31, 2001, 2000 and 1999, Schedule II. Valuation and Qualifying Accounts.

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

  (b)
  Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on October 26, 2001, reporting under "Item 5. Other Events" that the Company issued a press release dated October 25, 2001 announcing third quarter financial results and filing under "Item 7. Financial Statements and Exhibits" a copy of the press release, dated October 25, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVELL, INC.
By:	/s/ GEORGE S. RICHARDS George S. Richards Chairman, President and Chief Executive Officer
April 17, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ GEORGE S. RICHARDS George S. Richards	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2002
/s/ TERRY D. PETERSON Terry D. Peterson	Acting CFO, Controller, and Assistant Secretary (Principal Financial and Accounting Officer)	April 17, 2002
* Derek R. Reisfield	Director	April 17, 2002
* Marvin S. Traub	Director	April 17, 2002
* Charles D. Wenger	Director	April 17, 2002
*By:	/s/ GEORGE S. RICHARDS George S. Richards	Attorney in Fact	April 17, 2002
*
George S. Richards, pursuant to Powers of Attorney executed by each of the directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of such directors.

PROVELL, INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 31, 2001, 2000, and 1999
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accrued membership returns
2001	$40,339	177,069	464	(a)	(186,135	)(b)	$31,737
2000	$16,911	139,640	983	(a)	(117,195	)(b)	$40,339
1999	$16,687	67,195	—		(66,971	)(b)	$16,911
Reserve for wind-down of discontinued operations
2001	$23,108	—	(2,130	)(c)	(12,191	)(d)	$8,787
2000	—	$23,108	—		—		$23,108
1999	—	—	—		—		—

(a)
Adjustment relates to the initial adoption of SAB 101 and reclassification between accrued returns and deferred income.

(b)
Membership fee refunds are charged against the reserve.

(c)
Adjustment relates to a reduction in the reserves following the favorable resolution of certain liabilities and asset sales.

(d)
Payment of liabilities incurred from the former non-member catalog business and ClickShip operations are charged against the reserve.

PROVELL, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

Regulation S-K Exhibit Table Reference	Title of Document	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Filed Electronically
3.2	Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998)	Incorporated by Reference
3.3	Certificate of Designation, Preferences and Rights for Series D Stock (filed as Exhibit 3.1 to the Company's Report on Form 8-K dated October 2, 2000)	Incorporated by Reference
3.4	Certificate of Designation, Preferences and Rights for Series E Stock (filed as Exhibit 3.2 to the Company's Report on Form 8-K dated March 2, 2001)	Incorporated by Reference
4.1	Specimen Certificate of Class A Common Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)	Incorporated by Reference
4.2	Rights Agreement dated as of April 16, 1998 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to the Company's Report on Form 8-K filed May 4, 1998)	Incorporated by Reference
4.3	First Amendment to Rights Agreement dated as of July 15, 1998 (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	Incorporated by Reference
4.4	Second Amendment to Rights Agreement dated as of October 25, 1999 (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)	Incorporated by Reference
4.5	Third Amendment to Rights Agreement dated as of September 29, 2000 (filed as Exhibit 1 to the Company's Report on Form 8-K dated October 18, 2000)	Incorporated by Reference
10.1	Facilities Lease between the Company and Steven B. Hoyt, dated December 26, 1989 (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-45056))	Incorporated by Reference
10.2	Securities Purchase Agreement dated September 29, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated October 2, 2000)	Incorporated by Reference
10.3
	Sublease Agreement dated as of November 1, 1999 between the Company and xpedx, a division of International Paper Company (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)	Incorporated by Reference
10.4	Form of Common Stock Purchase Warrant (filed as Exhibit 10.2 to the Company's Report on Form 8-K dated October 2, 2000)	Incorporated by Reference

10.5	Registration Rights Agreement dated September 29, 2000 (filed as Exhibit 10.3 to the Company's Report on Form 8-K dated October 2, 2000)	Incorporated by Reference
10.6	Securities Purchase Agreement dated February 26, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated March 2, 2001)	Incorporated by Reference
10.7	Amendment to Securities Purchase Agreement dated March 26, 2001 (filed as Exhibit 10.4 to the Company's Report on Form 8-KA dated March 29, 2000)	Incorporated by Reference
10.8	Amendment to Securities Purchase Agreement, dated April 23, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001)	Incorporated by Reference
10.9	Registration Rights Agreement dated February 26, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 8-K dated March 2, 2001)	Incorporated by Reference
10.10	Escrow Agreement dated February 26, 2001 (filed as Exhibit 10.3 to the Company's Report on Form 8-K dated March 2, 2001)	Incorporated by Reference
10.11	Escrow Agreement dated February 28, 2001 (filed as Exhibit 10.3 to the Company's Report on Form 8-KA dated March 29, 2001)	Incorporated by Reference
*10.12	1991 Stock Option Plan (As Amended) (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	Incorporated by Reference
*10.13	2001 Stock Option Plan (filed as Exhibit B to the Company's Definitive Proxy Statement for its 2001 Annual Meeting)	Incorporated by Reference
*10.14	Nonqualified Stock Option Agreement, dated February 26, 1991, for Ralph Strangis (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45056))	Incorporated by Reference
*10.15	Amendment to Stock Option Agreement, dated February 22, 2001, for Ralph Strangis (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.16	Nonqualified Stock Option Agreement, dated June 16, 1997, for Stephen J. Hemsley (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-31773))	Incorporated by Reference
*10.17	Amendment to Stock Option Agreement, dated February 22, 2001, for Stephen J. Hemsley (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.18	Nonqualified Stock Option Agreement, dated May 10, 1995, for Ralph Strangis (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)	Incorporated by Reference
*10.19	Amendment to Stock Option Agreement, dated February 22, 2001, for Ralph Strangis (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference

*10.20	Nonqualified Stock Option Agreement, dated December 17, 1998, for Stephen J. Hemsley (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	Incorporated by Reference
*10.21	Amendment to Stock Option Agreement, dated February 22, 2001, for Stephen J. Hemsley (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.22
	Amendment of Nonqualified Stock Option Agreement, dated February 10, 1999, for Stephen J. Hemsley (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	Incorporated by Reference
*10.23
	Assignment of Stock Option Agreement, dated as of January 30, 1998 between Mark A. Cohn and the Company (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	Incorporated by Reference
*10.24	Stock Option Agreement (Non-Statutory Options) for Mark A. Cohn dated January 30, 1998 (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)	Incorporated by Reference
*10.25
	Separation Agreement between the Company and Mark A. Cohn, dated as of February 26, 2001 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.26	Restated 1998 Provell, Inc. Non-Employee Director Stock Purchase Plan (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)	Incorporated by Reference
*10.27	Provell, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 24, 1996 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (no. 333-16139))	Incorporated by Reference
*10.28
	Change of Control, Confidentiality and Noncompete Agreement dated as of March 2, 1998 between the Company and Rodney C. Merry (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)	Incorporated by Reference
*10.29
	First Amendment to Change of Control, Confidentiality and Noncompete Agreement dated as of April 19, 1999 between the Company and Rodney C. Merry (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)	Incorporated by Reference
*10.30
	Severance, Confidentiality and Noncompete Agreement dated as of March 2, 1998 between the Company and Rodney C. Merry (filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)	Incorporated by Reference
*10.31	Change of Control, Confidentiality and Noncompete Agreement, dated as of March 12, 1999 between the Company and Michael T. Del Viscio	Filed Electronically
*10.32	Agreement between the Company and Michael McGowan, dated February 26, 2001 (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference

*10.33
	Severance and Change of Control Agreement, dated as of September 26, 2001 between the Company and George S. Richards (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001)	Incorporated by Reference
*10.34
	Severance and Change of Control Agreement, dated as of September 26, 2001 between the Company and Michael T. McGowan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001)	Incorporated by Reference
*10.35
	Change of Control, Confidentiality and Noncompete Agreement dated as of June 22, 2000 between the Company and Kim Mageau (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.36	Agreement between the Company and Kim Mageau, dated February 26, 2001 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
*10.37	Amendment to Agreement between the Company and Kim Mageau, dated April 5, 2001	Filed Electronically
10.38
	Loan and Security Agreement, dated as of March 27, 2001, by and among the Company and Foothill Capital Corporation as Arranger and Administrative Agent for Lenders named therein (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)	Incorporated by Reference
10.39	Amendment Number One to Loan and Security Agreement, dated August 21, 2001	Filed Electronically
10.40	Amendment Number Two to Loan and Security Agreement, dated March 26, 2002 (filed as Exhibit 10 to the Company's Report on Form 8-K dated April 5, 2002)	Incorporated by Reference
21	Subsidiaries of Provell, Inc.	Filed Electronically
24	Powers of Attorney	Filed Electronically

*
Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

QuickLinks

TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
Membership Value Propositions
PART II.
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PROVELL, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31
PROVELL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31
PROVELL, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31
PROVELL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31
PROVELL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
PROVELL, INC. SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS For the Fiscal Years Ended December 31, 2001, 2000, and 1999 (Dollars in thousands)
PROVELL, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2001